Form 10KSB
period 2000-06-30
TOTAL FILM GROUP INC
filed 2000-10-13
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission File Number: 0-30027


                             TOTAL FILM GROUP, INC.
               (Exact name of Registrant as specified in charter)


            DELAWARE                                    13-3851302
State or other jurisdiction of                          I.R.S. Employer I.D. No.
incorporation or organization


9107 WILSHIRE BOULEVARD, SUITE 475, BEVERLY HILLS, CA                   90210
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code: (310) 275-8404

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,205,892

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the average bid and asked prices at September 26, 2000, was $11,664,706.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At October 12, 2000, there were 14,148,899 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement, as amended, on Form 10-SB are incorporated by reference into Part III hereof.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

     Total Film Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 1, 1995. The Company was originally incorporated under the name "Executive Marketing, Inc." On February 5, 1997, the Company changed its name to "Total Film Group, Inc." The Company is also qualified to do business in the State of California.

     Set forth below is a chart showing the Company and its subsidiaries and the percentage interest in each:


Parent Company             Subsidiary                         Owned
--------------             ----------                         -----
Total Film Group, Inc.     Alien Sky UK Ltd.                  100%
                           Alma Productions UK Ltd            100%
                           Sundowning, Inc.                   100%
                           Total China, Inc.                  50.004%
                           Total China II, Inc.               100%
                           Total Creative, Inc.               100%
                           Total Films UK Ltd                 100%
                           Total Media, Inc.                  100%
                           Total Pictures, Inc.               100%
                           1st Mr., Inc.                      100%


     None of our subsidiaries own any subsidiaries.

     In January 1997 the Company entered into an agreement with Total Media Corporation, a Nevada corporation, to exchange all of the issued and outstanding shares of such entity for 3,000,000 shares of common stock of the Company. The Agreement and Plan of Reorganization was closed by the parties on or about February 4, 1997. As a result of the closing the Company issued 3,000,000 shares, representing approximately 67% of the outstanding stock at closing, to the shareholders of the Nevada corporation. Mr. Green and his affiliates received 1,250,000 of such shares. Also as a result of the closing new directors of the Company were appointed. Messrs. Green, Boyer, and Pacheco were appointed as new directors. Prior to closing, on January 27, 1997, the Company declared a stock dividend of one share of common stock of the Company for each two shares of common stock of the Company outstanding to the shareholders of record as of the close of business on January 27, 1997. The payment and delivery date for such dividend was January 31, 1997.

     In February 1998, the Company incorporated a wholly owned subsidiary, Total Design, Inc., a California corporation engaged in providing marketing and advertising services. Total Design, Inc. changed its name to "Dyer Communications, Inc." on May 26, 1998. Effective January 1999 the Company acquired all of the outstanding stock of Michel/Russo, Inc., a California corporation engaged in marketing and advertising for 100,000 shares of common stock of the Company issued to the two shareholders of Michael/Russo. On March 5, 1999, Dyer Communications, Inc. changed its name to "Total Creative, Inc." Also effective January 1999 Total Creative, Inc. and the Company acquired all of the interest in Skyrocket, LLC, a California limited liability company engaged in web development, e-commerce, and digital advertising for a total of 225,000 shares and $25,000. All of the operations of Michel/Russo, Inc. were transferred to Total Creative, Inc. subsequent to the acquisition effective January 1999 and the ownership of Michel/Russo, Inc. was assigned to Total Creative, Inc. in March 2000.

     In February 1999 the Company borrowed $2,000,000 from The Orbiter Fund, an entity managed by one of the principal shareholders of the Company. (See "Certain Relationships and Related Transactions.") As additional consideration for the loan, the Company issued 250,000 three-year warrants to the fund, exercisable at $2.00 per share. In August 1999 the Company negotiated an extension of the initial payment of principal in return for which the Company issued 250,000 shares to the lender. On February 28, 2000, The Orbiter Fund assigned the note to Lancer Offshore, Inc. and Lancer Partners, L.P. In September 1999 the Company borrowed an additional $1,800,000 from Lancer Offshore, Inc., an entity managed by the same principal shareholder of the Company, and $200,000 from others. (See "Certain Relationships and Related Transactions.") As additional consideration for the loan, the Company issued a total of 250,000 shares pro rata to the lenders. The Company also paid a consulting fee of $140,000 and issued warrants to purchase 100,000 shares of common stock to Capital Research Ltd. In February 2000 the parties to the loans agreed to amend the conversion price to $1.50 per share and to convert the principal amount of the loans into 2,666,667 shares of common stock and to convert the $376,100 in past due interest into 270,000 shares at the rate of $1.39 per share. The Company also agreed to pay a consulting fee of $40,000 and 26,667 shares of common stock to Capital Research Ltd. The consulting fees paid to Capital Research Ltd. were done so pursuant to a consulting agreement between the Company and such entity.

     In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. The consulting agreement provides that Capital Research will assist the Company in the following areas:

     -    reviewing the financial condition of the Company;

     -    developing a capital formation plan;

     -    locating market makers for the Company's stock;

     - building the Company's visibility and credibility with investors and the media; and

     -    locating equity and/or debt funding for the Company and Total
          Creative.

In part, the agreement provides that the Company shall issue as of the date of the agreement, five year warrants initially to purchase 100,000 shares. Thereafter the Company shall issue five year warrants to purchase 25,000 shares of common stock starting December 1, 1999, and each quarter thereafter, so long as the agreement is in effect. The exercise price of the warrants is to be set at the closing price of the common stock on the date of the grant. The agreement has no initial term but can be terminated by either party upon ninety days prior notice. The Company is also obligated to pay a monthly fee of $3,000, plus a 7% fee and a grant of warrants to purchase 50,000 shares of common stock for each $1 million raised by such entity for the Company. As of June 30, 2000, the Company had issued a total of 275,000 warrants and 293,459 shares, and had paid $26,500 to Capital Research as compensation pursuant to the agreement.

     On October 20, 1999, the Company incorporated Total China, Inc., a Delaware corporation, as a subsidiary. This entity was formed to act as a holding company to acquire 20% of the capital stock of MeetChina.com, Inc., formerly known as US Business Network, Inc., a Delaware corporation, which has intellectual property rights to the business-to-business e-commerce portal, Meet China.com, and is engaged directly through a subsidiary in promoting imports and exports to and from China through the Internet and providing ancillary services related thereto. In November 1999, Total China, Inc. and the Company conducted a joint private offering to raise funds for the transaction with MeetChina.com, Inc. Total China, Inc. sold 30 units in the private offering. Each unit consisted of
1.6666 shares of common stock of Total China, Inc. and was sold for $66,667 per unit. As a part of the same private offering, the Company sold 30 units, with each unit consisting of three-year warrants to purchase 6,667 shares of the Company's common stock at an exercise price of $3.75 per share. The units were sold by the Company for approximately $6,666.67 each, or $1.00 per warrant. Each warrant holder was granted registration rights, and a right of first refusal to purchase a pro rata amount of the assets of Total China, Inc. Investors were required to purchase both the Total China, Inc. and the Company units in the offering. Total China, Inc. realized gross proceeds of $2,000,000 and the Company realized gross proceeds of $200,000. Also in connection with this private offering, the Company issued warrants to purchase 200,000 shares of common stock to JBRG Consultants as a commission for introducing potential investors to the Company. The proceeds to the Company were allocated to pay the costs of the offering, and the proceeds to Total China, Inc. were used to purchase shares of common stock of MeetChina.com, Inc., which shares ultimately represented 17.58% of the issued and outstanding capital stock of such corporation at closing. This reduction in percentage ownership was a result of an increased valuation of MeetChina.com, Inc. As a result of this offering, the Company now owns slightly in excess of 50% of the outstanding stock of Total China, Inc.

     On or about December 16, 1999, the Company and Total China, Inc. jointly entered into a stock purchase agreement with MeetChina.com, Inc. On December 17, 1999, the Company and Total China, Inc. finalized the agreement with MeetChina.com, Inc., and the stock of MeetChina.com, Inc. was issued to Total China, Inc. Because of subsequent financings by MeetChina.com, Inc., at May 31, 2000, Total China, Inc. owned approximately 11.9% of the outstanding stock of such entity. MeetChina.com, Inc. has the option under the agreement to acquire approximately 5% of the shares purchased by Total China, Inc. at a cash price of two- thirds of the market value of such shares. Such right is only exercisable on the 120th day after an initial public offering of capital stock by MeetChina.com, Inc. on a designated exchange. Until the stock of MeetChina.com, Inc. is listed on a designated exchange, the Company and Total China, Inc. have the right, jointly, to designate one representative to attend meetings of the board of directors of MeetChina.com, Inc. Total China, Inc. has the right of first refusal to purchase any shares to be sold or issued by MeetChina.com, Inc. at less than the price paid by Total China, Inc. Total China, Inc. also has piggy-back registration rights to register its shares in any appropriate registration statement filed by MeetChina.com, Inc. with the U.S. Securities and Exchange Commission after the initial public offering and which includes shares of the founders of MeetChina.com, Inc.

     On November 2, 1999, the Company incorporated Total Group, Inc., a Delaware corporation, as a wholly-owned subsidiary. Originally formed as a shell corporation, this entity was used to acquire an equity interest in MeetChina.com, Inc. On November 15, 1999 Total Group, Inc. changed its name to Total China II, Inc. The Company owns all of the outstanding common stock of Total China II, Inc. and 5% of the outstanding preferred stock.

     On May 23, 2000, Total China II, Inc. and the Company conducted a joint private offering to raise funds for the transaction with MeetChina.com, Inc. The offering was terminated in July 2000. Total China II, Inc. sold 73.86 units in the private offering. Each unit consisted of 10,000 shares of preferred stock of China II and 10,000 shares of the Company's common stock. The units sold for $50,000 per unit. The total gross proceeds of the joint private offering were $3,693,000. Total China II, Inc. realized gross proceeds of $2,215,800 and the Company realized gross proceeds of $1,477,200. The Company's proceeds of the offering will be used for general working capital and the proceeds to Total China II, Inc. were used to purchase shares of preferred stock in MeetChina.com, Inc. An investment of $2,000,000 (106,689 shares) was made in MeetChina.com. In connection with this private offering, a cash fee of $369,300 was paid to JL Devore & Associates as a commission to structure and administer the private offering. Of the total fee, Total China II, Inc. paid $221,580 and the Company paid $147,720. In addition to the cash fee, JL Devore & Associates was issued 50,000 shares of the Company's common stock as compensation for services.

     The Company's business is divided into three segments: the film production business, the advertising and marketing business, and as a holding company. The film production segment is engaged in the production, marketing, and distribution of commercial feature films. The advertising and marketing segment is engaged in the development of advertising and marketing campaigns to provide Internet services for a variety of clients and the Company. The Company also holds the stock of two subsidiaries, Total China, Inc. and Total China II, Inc., which in turn own stock of MeetChina.com, Inc., an Internet related business.

     In August 2000 the Company borrowed $1,000,000 for working capital from entities controlled by Michael Lauer, one of our principal shareholders. We have executed a term sheet outlining the terms of the loan, but we are still in the process of negotiating the final terms of the definitive agreement. The term sheet provides that the loan will bear interest at 12% per annum, payable quarterly, and that the loan will be due May 15, 2001. The Company will be obligated to repay the loan out of proceeds of any financing greater than $3,000,000. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The shares will have one demand and piggyback registration rights. We have also paid a consulting fee of $70,000, and have agreed to issue five-year warrants to purchase 100,000 shares at $3.50 per share, to Capital Research Ltd. in connection with the loan.

THE FILM BUSINESS

     The Company's independent film production business is conducted primarily through the parent, Total Film Group, Inc., and other wholly owned entities created for specific pictures. Because most of the films are financed by different entities, and in keeping with industry practice, the Company creates a new subsidiary for each film it produces. Since January 1997 the Company has produced three films: THE NEW SWISS FAMILY ROBINSON, which aired on January 10, 1999, on ABC's Wonderful World of Disney and was released theatrically abroad; DIAMONDS, which was released in a limited number movie theaters in December 1999 in order to qualify for Academy Award consideration, and had general domestic release in February 2000 by Miramax Films; and CHICK FLICK, which was completed in 1999 and is scheduled for release in late 2000.

     In November 1999 the Company entered into an oral arrangement with Paramount Classics, a division of Paramount Picture Corporation, for the marketing and distribution of four feature films. The Company has produced two of the films under this arrangement, MY FIRST MISTER and BRIDE OF THE WIND. The Company anticipates that similar arrangements will be made with Paramount Classics on the next two films, but there is no binding agreement to enforce such arrangement.

     The following is a list of the Company's wholly owned subsidiaries used in the film business, the jurisdiction of incorporation, and the film associated with such subsidiary:

     Subsidiary                   Jurisdiction         Film
     ----------                   ------------         ----
     Total Films UK Ltd.          United Kingdom       THE NEW SWISS FAMILY ROBINSON
     Alma Production UK Ltd.      United Kingdom       BRIDE OF THE WIND (a.k.a. ALMA)
     Sundowning, Inc.             Nevada               DIAMONDS
     1st Mister, Inc.             California           MY FIRST MISTER

     The Company has also incorporated Total Pictures, Inc., a California corporation, to act as signatory for transactions with the Writers' Guild. All future screen plays developed by the Company will be assigned to this entity. The Company has acquired an option to purchase a film library which, if purchased, will become part of this entity.

     THE UNITED STATES MOTION PICTURE INDUSTRY

     The current motion picture industry in the United States includes the production and theatrical or television screening of feature-length motion pictures and the subsequent distribution of such pictures in home video and ancillary markets. The industry is dominated by the major studios -- some of which have divisions which are promoted as "independent" distributors of motion pictures -- including Universal Pictures, Warner Brothers (including Turner Pictures, New Line Cinema and Castle Rock Entertainment), Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tristar Pictures), Paramount Pictures, The Walt Disney Company (including Buena Vista, Touchstone and Miramax) and MGM (including Metro Goldwyn Mayer Pictures, United Artists Pictures, Orion Pictures and Goldwyn Entertainment Company). These "majors" have traditionally produced and distributed the majority of theatrical motion pictures, and made-for-TV movies, released annually in the United States. In recent years, however, independent motion picture production companies have played an important role in the production of motion pictures for the worldwide feature film and made-for-TV markets. There are also a large number of smaller production companies, such as the Company, and other entities that produce theatrical motion pictures and made-for-TV movies.

     The "majors" generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with direct production costs generally ranging from approximately $40 million to $100 million or more, and provide a continual source of motion pictures to the nation's theatrical exhibitors. The independents, including the Company, do not own production studios and, with certain exceptions, have more limited distribution capabilities than the major studios. Independents typically produce fewer motion pictures at substantially lower average production costs than major studios. A low budget independent film (generally one more suitable for television) may cost as little as $3 million. A few independent production companies specialize in producing mid-range feature films, those costing between $10 million to $40 million. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs and generally financed by the distribution company.

     MOTION PICTURE PRODUCTION AND FINANCING.

     The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived of or acquired by the production company. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members, and other creative personnel. A proposed production schedule and budget also are prepared during this phase.

     Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guarantees, if necessary or available; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of principal photography.

     Principal photography, the actual filming of the screenplay, may extend from four to sixteen weeks or longer, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture is edited. Also, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

     The major studios generally fund production costs from cash flow from their motion picture and related activities, licensing fees generated from film library holdings, and, in some cases, from unrelated businesses. Substantial overhead costs, consisting largely of salaries and related costs of the development, production, distribution and marketing staff and physical facilities maintained by the major studios, also must be funded.

     Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents also typically finance their production activities from bank loans, "pre-sales" agreements, equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     "Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of license fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees. The producer may also at times be able to acquire additional production funds through "gap financing," whereby a lender loans a portion of the production funds based on a distributor's estimate of the value of distribution rights. Although "gap financing" is currently available through a variety of lenders, there can be no assurance such lenders will continue to make funds available on this basis in the future.

     Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes or pays the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits of the motion picture.

     Both major studios and independent film companies generally incur various third-party participations or deferrals in connection with the production and distribution of a motion picture. These participations or deferrals are contractual rights of actors, directors, screen writers, owners of rights and other creative and financial contributors entitling them to share in revenues or net profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participation or deferral costs are generally payable after all distribution and marketing fees and expenses, direct production costs and financing costs are paid in full.

     MOTION PICTURE DISTRIBUTION.

     Motion picture distribution encompasses the distribution of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets. For its distribution rights, the distributor typically agrees to advance the producer a certain minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture and is generally nonrefundable. The producer also is entitled to receive a royalty equal to an agreed-upon percentage of all revenues received from distribution of the motion picture over and above the royalty advance.

     THEATRICAL DISTRIBUTION. The theatrical distribution of a motion picture involves the manufacture and transportation of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The major studios can spend in excess of $50 million to promote motion pictures, and have average combined print and advertising costs in excess of $19 million. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the competition among distributors for theaters during certain seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters can affect theatrical revenues.

     The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts varies widely, depending upon the success of the motion picture at the box office and other factors. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual.

     Successful motion pictures may continue to play in theaters for up to four
(4) months or longer following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets.

     HOME VIDEO. The home video distribution business involves the promotion and sale of videocassettes and DVDs to local, regional and national video retailers (e.g., video specialty stores, convenience stores, record stores and other outlets), which then rent or sell such videocassettes and DVDs to consumers primarily for private viewing.

     Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes or DVDs of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell-thru" market.

Typically, owners of films do not share in video rental income; however, video distributors are beginning to enter into revenue sharing arrangements with certain retail stores in some circumstances. Under such arrangements, videocassettes and DVDs are sold at a reduced price to video rental stores and a percentage of the video rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

     Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to specifically serve the rental market has remained essentially flat for the past several years, while the number of outlets which offer videocassettes and videodiscs for sale has increased. The sell-thru market continues to grow with strong sales in the traditional family entertainment market and a growing number of hit feature films initially released at prices generally below $30. Furthermore, technological developments which regional telephone companies and others are developing could make competing delivery systems economically viable and could affect the home video marketplace.

     PAY-PER-VIEW. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, including recently released motion pictures and live sporting, music or other events, on a "per use" basis. The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator.

     PAY TELEVISION. Pay television allows subscribers to view premium channels such as HBO/Cinemax, Showtime/The Movie Channel and other pay television networks offered by cable and satellite system operators for a monthly subscription fee. The pay television networks acquire a substantial portion of their programming from motion picture distributors. New markets may develop with the maturation of newly emerging direct broadcast satellite (DBS) systems and other digital television systems.

     BROADCAST AND BASIC CABLE TELEVISION. Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

     FOREIGN MARKETS. In addition to their domestic distribution activities, some motion picture distributors generate revenues from distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, and increased home video and cable penetration.

     OTHER MARKETS. Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military, licensing of rights to perform musical works and sound recordings embodied in a motion picture, and licensing rights to manufacture and distribute merchandise, clothing and similar commercial articles derived from characters or other elements of a motion picture.

     NEW TECHNOLOGIES. New means of delivery of entertainment product are constantly being developed and offered to the consumer. The impact of emerging technologies such as direct broadcast satellites and the Internet, on the Company's operations cannot be determined at this time.

     CURRENT COMPANY OPERATIONS

     Management has attempted to focus the film production operations of the Company on filling the niche for the production of mid-range independent feature films. Within this niche the Company has been successful in attracting recognized movie actors, obtaining distribution agreements with recognized distribution companies, such as Miramax Films for Diamonds, and using production values similar to the ones used by the "majors" to create feature films comparable to those produced by the "majors" at substantially less cost.

     THE NEW SWISS FAMILY ROBINSON, staring Jane Seymour, was the first feature film produced by the Company through its wholly owned subsidiary, Total Films UK Limited, which was created solely for this project. Total Film UK Limited was incorporated in England on February 11, 1997, under the name Daneslide Limited.

     The film was financed by CLT-UFA in exchange for distribution rights in certain foreign territories, by the Company, and through a gap loan from Lewis Horwitz Organization. This loan has since been repaid and its security interest released.

     The film's executive producer was Gerald Green, the president/CEO, a director, and a principal shareholder of the Company, pursuant to a producer's agreement between the Company, Total Films UK Limited, and Mr. Green. (See "Certain Relationships and Related Transactions.") The film aired on January 10, 1999, on ABC's Wonderful World of Disney and received one of the highest ratings of any of Disney's shows during the season in that time slot. Pursuant to the agreement between the American Broadcasting Companies, Inc. and Total Film UK Limited, ABC has the exclusive rights to one additional broadcast of the film by January 31, 2002, in the United States, its territories and possessions, Saipan, and Bermuda, but excluding Spanish language broadcasts in Puerto Rico. ABC's second and final broadcast of the film is scheduled for July 23, 2000, after which the domestic television rights will revert to the Company. The film is scheduled to be released on video this year.

     During 1998 the Company completed production of CHICK FLICK. The film was a very low budget picture that was financed entirely by the Company.

     The third film is DIAMONDS, staring Kirk Douglas, Dan Aykroyd, and Lauren Bacall. This film was produced by Sundowning, Inc., a wholly owned subsidiary of the Company created for this project. Sundowning, Inc. was incorporated in the State of Nevada on July 16, 1998, and is qualified to do business in the State of California under the name "Sundowning Entertainment." The film was financed through a co-production with a German company, Cinerenta/Cinesun, and Total Film Group, Inc. The executive producers for the film were Gerald Green and Rainer Bienger, and the producer of the film was Patricia Green, the wife of Gerald Green. (See "Certain Relationships and Related Transactions.) "J&M Entertainment" is handling the foreign sales for the film.

     MY FIRST MISTER was filmed on location in Los Angeles in early 2000. The film is now in post-production and stars an ensemble cast led by Albert Brooks, Lee Lee Sobieski, John Goodman, Carol Kane and Mary Kay Place. The film was directed by Christine Lahti, who won an Academy Award for her short film Lieberman in Love. The screenplay is by Jill Franklyn. The film was produced by Carol Baum and Jane Goldenring. The executive producer was Gerald Green through the Company's subsidiary, 1st Mr. Inc. The film is scheduled to be released by late 2000 or early 2001. Domestic distribution will be handled by Paramount Classics, while foreign territories are being sold by Mario Kassar and his C-2 Productions.

     BRIDE OF THE WIND is being produced through the Company's wholly owned subsidiary, Alma Productions UK Ltd, in the Great Britain and is a UK/German co-production. Directed by Bruce Beresford, the screenplay is by Marilyn Levy. The film, produced by Lawrence Levy & Evzen Kolar, and executive produced by Gerald Green, was filmed on location in Vienna and is now being edited in London. The film is anticipated to be ready for release in 2001. Domestic distribution will be handled by Paramount Classics and foreign territories are being sold by Mario Kassar and his C-2 Productions.

     The Company has developed a strategy that capitalizes on market opportunities emerging from the growing entertainment economy and was created to realize this opportunity. Mr. Green oversees the development and production of all feature films produced by the Company. The Company intends to tightly control production expenditures while maintaining the artistic integrity required to develop and produce successful feature films. The Company's approach to the creative development and production of films is to focus selectively on script driven productions that can be made with recognizable casts and at mid-sized budgets ($5 million to $25 million). Before a motion picture receives approval to begin pre-production, it must meet certain requirements. The Company will only produce a film based on the following criteria:

     -    The script must be original and of the highest quality.

     - The project must be mainstream and have mass appeal. Art films are not considered.

     - Directors must have a proven track record with qualifications acceptable to the foreign buyers and domestic studios. The Company is not prepared to hire unproven directors.

     - Available actors must be identified and their fee structures must fit into the budget requirements of the picture.

     - The film must fall into the funding capabilities and parameters established. The Company will not generally participate in films with budgets in excess of approximately $25 million.

     - The film must be acceptable to the completion bond company. The completion bond company underwrites any and all risk that the picture will not be completed and delivered to its distributors on schedule and within budget according to the delivery requirements specified in the distribution agreements.

     - Before approving a picture, conservative sales estimates for the proposed film must indicate that the film project is viable.

     - The Company must be able to secure a favorable distribution deal with a major U.S. domestic distributor prior to approving the film for pre-production.

     - The Company's production executives work in tandem with the production personnel to ensure tight fiscal and logistical controls on the film. The Company hires line producers whose sole responsibility is to keep the film within its established logistics and budget.

     By adding Total Creative, Inc., the Company now has two operational divisions focusing on two business activities in multimedia: entertainment production, and advertising/marketing/Internet services. Both divisions provide great opportunity to capitalize on shared resources and existing synergies. Not unlike major studios with strong content divisions that drive other business units forward, the Company proposes to create similar advantages between its entertainment and advertising divisions. The Company hopes to develop sources of competitive advantage, additional revenue streams, and higher levels of profitability.

     The Company has entered into a foreign sales agreement with C-2 Pictures, LLC, a California limited partnership composed of equal interests owned by Cinergi Pictures Entertainment, Inc., a Delaware corporation, and Mario Kassar Productions LP, a California limited partnership. The agreement was entered into on August 2, 1999, with Cinergi and was assigned to C-2 Pictures on January 25, 2000. The agreement appoints C-2 Pictures as the exclusive international sales agent on three pictures, the first being MY FIRST MISTER, to be sold by C-2 Pictures throughout the world, except in the United States, its dominions, including Puerto Rico, and English speaking Canada. The term of the agreement shall be for a period of 30 months from the delivery of each picture. The rights to the pictures shall include all forms of the theatrical, non-theatrical, home video, public video, commercial video, pay-television, pay-per-view, video-on-demand, DVD, free television, airline, hotel and ship-at-sea rights throughout the allotted territory. The Company is obligated to advance between $75,000 and $150,000 to C-2 Pictures for the costs and expenses in connection with the distribution, advertising, and exploitation of the film. In addition, C-2 Pictures will receive 10% of the gross receipts derived from sales in the applicable territory until the Company recoups its investment in the picture and the distribution expenses advanced to C-2 Pictures. Thereafter, C-2 Pictures will receive 15% of the gross proceeds.

     The Company intends to secure domestic distribution from major distributors on a film by film basis. The Company intends to utilize the availability of print and advertising funds to negotiate favorable studio "Rent-a-System" arrangements from major distributors on a film by film basis. Such agreements require the user to be responsible for all prints and advertising expenses. The value of a studio Rent-a-System distribution deal can be characterized in the following way. Under a standard studio distribution agreement, the studio would advance print and advertising costs. Such costs would be recouped through the studio's first position to receive funds from the film. In addition, a 10% overhead fee on the prints and advertising expenses would be charged, as well as a 25% distribution fee applied to gross sales. Additionally, home video participations for the Company would be computed on a 20% royalty basis rather than on a low-fee distribution basis. Conversely, should the Company have sufficient capital to fund its own prints and advertising expenses requirements, it could enter into a "Rent-a-System" arrangement with the studio. Such an arrangement would provide the Company access to a major studio's distribution apparatus on a preferred basis, providing that the entire cost of production and distribution would be covered by the Company. In return, a very favorable 17.5% distribution fee could be negotiated with the studio, allowing the Company to capture a larger and more profitable piece of a film's economic value. The Company would assume all distribution risk but at the same time maintain control of all of the film's profits. In this case, the Studio would take its 17.5% fee and nothing more.

     The Company has come to an oral arrangement with Paramount Classics' co-presidents Ruth Vitale and David Dinerstein for Paramount to market and distribute of up to four of the Company's feature films. Under the arrangement, Paramount will receive North American rights to the films. Letter agreements have been signed for the first two projects under this arrangement, which are BRIDE OF THE WIND and MY FIRST MISTER.

     The Company has also borrowed $2,500,000 to launch the proposed film project featuring the 'N Sync singing group. The funds were borrowed in April 2000 and were evidenced by promissory notes to the investors. The notes were without interest, but carried a premium equal to 30% of the principal. In addition, the investors will receive 6% of the adjusted gross proceeds from the picture in any and all media, including ancillary rights. The notes are secured by the producer's interest in the picture. The notes were originally due August 15, 2000, but were extended until November 13, 2000. For such extension, the Company agreed to issue 166,667 shares to the investors on August 15, 2000, September 15, 2000, and October 15, 2000.

THE ADVERTISING AND MARKETING BUSINESS

     Total Creative, Inc. ("TCI") is engaged in web design and development, digital advertising and other traditional advertising and marketing related services in the marketing business. In order to maximize its competitive potential, TCI operates three business units, each focusing on different segment of the industry: 1) a graphic design studio, directed at the entertainment industry; 2) a general advertising agency that creates print and broadcast advertising for consumer and business-to-business marketers; and 3) an Internet services company, which develops and creates web sites and e-commerce solutions. TCI has offices in Los Angeles.

     TCI helps clients plan and implement their Internet strategy with a particular emphasis on brand and creative content. Services include marketing and brand consulting, information architecture, graphical user interface design, content development, programming and integration management. TCI's major clients include KPMG, Eastman Kodak, and MGM Home Entertainment. Since the formation of TCI in March 1999, the Company's strategy has been to enhance TCI's brand awareness and market position including aggressive new business development efforts and negotiation of guaranteed production contracts with key film clients. TCI also supplies the Company with the marketing and creative advertising campaign work required for its films produced "in house," including MY FIRST MISTER and BRIDE OF THE WIND (aka ALMA).

     Revenues from three customers of this segment represented approximately $1,069,852 or 33.3% of the Company's consolidated revenues for the year ended June 30, 2000.

EMPLOYEES

     At June 30, 2000, the Company and its subsidiaries employed 24 persons on a full-time basis. In the film production segment, two are in executive positions, two are administrative, and one is clerical. In addition, the Company has several free-lance production personnel working on various film productions. In the advertising and marketing business, two are in executive positions, sixteen are employed in operations, and one is clerical. The holding company segment does not have any employees. The Company provides medical and dental insurance coverage, life insurance, a 401K plan to the employees of the Company and its subsidiaries, which is optional.

                         ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 3,062 square feet of office space in Beverly Hills, California. This space is used for the Company's corporate headquarters and the film business. The lease expires on March 16, 2002. Monthly lease payments are $5,358.

     Total Creative, Inc. occupies approximately 5,000 square feet of office space in Los Angeles, California, which is used for the advertising and marketing business. The arrangement to occupy this space is for month to month pursuant to an oral arrangement with the landlord. Monthly rental payments are $12,000.

     Total Creative, Inc. also holds a lease for an unoccupied office space of approximately 6,850 square feet of office space in the San Francisco, California, area. The Company is currently attempting to sublease this space. The lease expires December 31, 2002. Monthly lease payments are $22,833.

     Total Creative, Inc. has two major computer equipment leases used in its advertising business. The principal amount of the first lease is $90,000, with monthly payments of $2,062. The sixty month lease was entered into in June 1998. Total Creative, Inc. has the option to purchase the equipment at the end of the lease period at its then fair market value. The second lease was a thirty-six month lease entered into in September 1999. The principal amount of this lease is approximately $110,000. The monthly payments are $3734. There is an option to purchase the equipment for fair market value at the end of the lease.

                            ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2000.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR STOCK

     The Common Stock of the Company is quoted on the Pink Sheets ("TFGP"). The table below sets forth for the periods indicated the high and low bid quotations as reported by Nasdaq Trading & Market Services. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                  Quarter         High           Low
                                  -------         ----           ---
     FISCAL YEAR ENDED
     JUNE 30, 1998                First          $4.50          $2.75
                                  Second         $3.875         $1.125
                                  Third          $4.00          $2.00
                                  Fourth         $4.25          $2.00

     FISCAL YEAR ENDED
     JUNE 30, 1999                First          $3.1875        $1.3125
                                  Second         $3.75          $1.75
                                  Third          $5.25          $2.625
                                  Fourth         $5.875         $3.1875

     FISCAL YEAR ENDED
     JUNE 30, 2000                First          $3.5625        $1.3125
                                  Second         $4.625         $2.6875
                                  Third          $8.75          $3.8125
                                  Fourth         $6.00          $1.50

OUTSTANDING OPTIONS, WARRANTS, AND CONVERTIBLE INSTRUMENTS

     At June 30, 2000, the Company had outstanding options exercisable into 1,532,500 shares of common stock. Such options were issued pursuant to the Company's Stock Option Plan and in individual option agreements.

     At June 30, 2000, the Company had outstanding warrants to purchase 950,000 shares of common stock. Of the outstanding warrants, 200,000 were issued to investors and 200,000 were issued to JBRG Consultants as a consulting fee in connection with the private offering by the Company in October 1999; 100,000 were issued to Capital Research Ltd. in connection with the $2,000,000 loan from entities controlled by Michael Lauer and others in September 1999; 175,000 were issued to Capital Research Ltd. in connection with its consulting agreement; 250,000 were issued to The Orbiter Fund in connection with the $2,000,000 loan to the Company in February 1999; and 25,000 were issued to Richard Davimos, Jr. in connection with a production loan for the film MY FIRST MISTER.

     In December 1998 the Company borrowed $50,000 from Merchants T&F and issued 5,000 shares in partial consideration for loaning such funds. The shares were issued to Murray Wilson, the president of such entity. The Company agreed to repurchase such shares at $3.00 per share if they could not be sold under Rule 144 after one year from December 1998.

     The Company has borrowed $1,000,000 from entities controlled by Michael Lauer, one of our principal shareholders. This loan is convertible into shares of common stock of the Company. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. We have also agreed to issue five-year warrants to purchase 100,000 shares at $3.50 per share, to Capital Research Ltd. in connection with the loan.

SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144

     The Company had 14,148,899 shares of its common stock outstanding at October 12, 2000. Of these shares, 8,556,049 are believed to be restricted securities and 1,350,000 are believed to be control shares (non-restricted shares held by affiliates of the Company) pursuant to Rule 144 promulgated by the Securities and Exchange Commission. The control shares are not subject to any holding requirement under Rule 144 and would be available for resale subject to all other conditions of the rule. Management believes that 3,882,150 of the restricted shares may have met the one year holding requirement of Rule 144. Restricted shares held by affiliates, restricted shares held by non-affiliates for less than two years, and control shares are not available for resale under Rule 144 for a period of ninety days following the effective date of this registration statement.

REGISTRATION RIGHTS

     In October 1999 the Company commenced an offering of warrants to purchase 200,000 shares of common stock. The offering closed on November 30, 1999, and the Company issued 200,000 warrants. In connection with this issuance, the Company granted to the holders of the warrants the right to include the shares underlying the warrants on a one-time basis in the next registration statement filed by the Company under the Securities Act in which the Company proposes to offer shares for cash or securities. The piggy-back registration rights expire thirty-six months following the closing of the offering.

     The Company has agreed to register warrants to purchase 200,000 shares of the Company's common stock, exercisable at $4.125 per share, to be issued to JBRG Consultants in connection with the private offering by the Company and Total China, Inc. in October 1999. The agreement provides for priority registration rights and/or piggyback registration rights as normally attached as compensation warrants.

     The Company has agreed to register the 738,600 shares of common stock of the Company issued in connection with the combined private offering with Total China II, Inc. The agreement to register the shares provides that the Company shall cause the registration statement for such shares to be filed as soon as commercially reasonable immediately after the closing of the offering. The offering closed in August 2000. The Company has not identified the specific time at which it intends to file such registration statement. The Company has agreed to maintain the effectiveness of the registration statement for a period of at least 270 days. The provision for registration rights contains mutual indemnification provisions. The stockholders have agreed not to offer, sell, contract to sell, grant any option for sale, or otherwise dispose of the shares for a period of six months from the effective date of the registration period, or the initial public offering of the equity securities of MeetChina.com, whichever is the lesser period.

     In connection with the $1,000,000 loan from entities controlled by Michael Lauer, we have agreed to make the loan convertible into shares of common stock of the Company. The shares will have one demand and piggyback registration rights.

RECORD HOLDERS OF STOCK; TRANSFER AGENT

     At September 27, 2000, the Company had 62 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117.

DIVIDENDS

     Since its inception, the Company has not paid any cash dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter ended June 30, 2000, the following securities which were not registered under the Securities Act were sold by the Company:

     In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. and issued warrants to purchase 100,000 shares. Pursuant to the terms of the consulting agreement, the Company also issued warrants to Capital to purchase 25,000 shares of common stock on December 1, 1999, on March 1, 2000, and on June 1, 2000. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. Each investor was believed to be sophisticated. Such investors delivered appropriate investment representations with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No general solicitations were made in connection with the transaction.

     In May 2000 the Company issued 8,000 shares of common stock to John Daly as compensation for production consulting services to the Company. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. Mr. Daly delivered appropriate investment representations to the Company with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. He was believed to be a sophisticated investor. No underwriting discounts or commissions were paid in connection with such issuance.

     In February 2000 the Company borrowed $100,000 for working capital from Trinity American Corporation in connection with the purchase of an option to acquire a film library.

The Company issued a three month promissory note dated February 17, 2000, to such entity evidencing the loan. On May 17, 2000, the loan was extended to September 30, 2000. The note was issued in reliance upon the exemption provided in Section 3(a)(3) of the Securities Act. No underwriting discounts or commissions were paid in connection with such issuance.

     In April 2000 the Company borrowed $2,500,000 from four accredited investors and issued a promissory note to such investors representing such loan. In August 2000 the loan was extended until November 13, 2000. In October 2000 the company issued 500,000 shares to such lenders for the granting of the extension. In addition, the Company issued 25,000 shares to Capital Research, Ltd. for consulting services in connection with the extension of the loan. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the 25,000 fee paid to Capital Research, Ltd.

     From May until July 2000 the Company sold 738,600 common shares to 53 accredited investors in a private placement of the shares. The shares were sold for an aggregate of $3,693,000. The Company also issued 50,000 common shares to JL Devore & Associates as a consulting fee in connection with the private offering. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering. Such investors delivered appropriate investment representations with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No general solicitations were made in connection with the transaction.

     The Company granted options during the fourth quarter ended June 30, 2000 to the following employees of the Company:

                                   Number of Shares           Date
     Optionee                     Underlying Options        Granted
     --------                     ------------------        -------
     Scott Taylor                       37,500              6/22/00
     David Katz                         20,000              6/22/00
     Stacey Abrams                     150,000              6/22/00


In each instance the options were granted without cash consideration but were granted to maintain the continued employment or affiliation with the Company. The options were granted to these persons without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with the granting of such options.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company's business is divided into three segments: (i) the film production business; (ii) the advertising and marketing business; and (iii) as a holding company of the stock of an internet related business. The Company generates revenues from the film production business through movie release income. This income is defined as the revenues collected from the exploitation of motion picture releases in the following domestic and international markets: domestic theatrical, domestic home video, domestic television and sales to foreign distributors. The Company generates revenues from the advertising and marketing business from the sale of media design, advertising, and Internet business consulting services. The holding company is engaged to hold the stock of MeetChina.com, an internet related business.

     The consolidated financial statements at June 30, 2000, include the accounts of Total Film Group, Inc. and its wholly owned subsidiaries: Total Creative, Inc. ("TCI"), Total China, Inc., Total China II, Inc., Total Films UK Limited, Alien Sky UK Ltd., Sundowning, Inc., 1st Mister, Inc., and Alma Productions UK Ltd. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

     The Company's revenues and results of operations are significantly affected by accounting policies required for the industries in which it operates. Among the more significant policies are the following:

     REVENUE RECOGNITION: Revenues from distribution or releasing agreements are recognized when the film is released and certain other conditions are met in accordance with Statement of Position 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films." Amounts received in advance of the film being available for release are recorded on the balance sheet as deferred revenue. This revenue recognition method may result in significant fluctuations in revenues and net earnings (losses) from period to period. Revenues from Total Creative, Inc. (TCI) are generally recognized at the completion of job production. Revenue for long-term contracts is recognized on the percentage-of-completion method.

     MOTION PICTURE DEVELOPMENT COSTS AND AMORTIZATION: Motion picture development costs represent those costs incurred in the production, acquisition and distribution of motion pictures, which include production costs, legal expenses, interest and overhead costs. These costs have been capitalized in accordance with SOP 00-2. The Company is amortizing the film costs for completed films using the individual-film-forecast-computation method, whereby expense is recognized in the proportion that current year revenues bear to management's estimate of ultimate revenue from all markets. Motion picture development costs are valued at lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, additional amortization is provided to fully recognize such loss.

RESULTS OF OPERATIONS

     COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

     The Company's operating revenues for the fiscal year ended June 30, 2000, were $3,205,892, a decrease of $2,914,202 or 47.6% from operating revenues of $6,120,094 in the prior fiscal year ended June 30, 1999. This decrease resulted primarily from a reduction in movie release income, which was $131,656 at June 30, 2000, as compared with $4,429,388 at June 30, 1999. Movie release income for the fiscal year ended June 30, 1999, reflects the revenue from the Company's film, THE NEW SWISS FAMILY ROBINSON. This movie was filmed during the 1997/1998 fiscal year and broadcast on ABC Television Network in January 1999.

     The Company's operating revenues generated by TCI for the fiscal year ended June 30, 2000, were $3,074,236, an increase of $1,383,530 or 81.8% from operating revenues of $1,690,706 in the prior fiscal year ended June 30, 1999. The year ended June 30, 2000, reflects the first complete fiscal year of operations for TCI after the company reorganized its management and professional staffing structure and refocused its business strategy from that of a graphic design boutique to its current strategy as an Internet services agency.

     Operating expenses include amortization of motion picture development costs. Operating expenses exclusive of amortization of motion picture development costs were $3,822,169 during the fiscal year ended June 30, 2000, as compared to $3,487,878 during the fiscal year ended June 30, 1999. This increase of $334,291 in operating expenses is due principally to an increase in TCI's administrative expenses as a fully operational division of the Company.

     Interest expense for the fiscal year ended June 30, 2000, was $1,169,115 as compared to $143,353 during the fiscal year ended June 30, 1999. The increase was due to increased borrowings carried for longer terms. Total indebtedness for borrowed money increased to $5,817,849 for the fiscal year ended June 30, 2000, from $2,179,577 during the fiscal year ended June 30, 1999.

     Amortization of placement fee during the fiscal year ended June 30, 2000 was $1,054,021 as compared to $257,813 during the fiscal year ended June 30, 1999. This expense is directly related to the Company's borrowings with The Orbiter Fund and The Lancer Group.

     For the fiscal year ended June 30, 2000, the Company's balance sheet reflected goodwill (net of amortization) equal to $282,186 as compared to $986,926 during the fiscal year ended June 30, 1999. The goodwill arises from the net deficit assumed by the Company in the Michel/Russo Inc. acquisition as well as the value of stock options granted in connection therewith. At June 30, 2000, the goodwill associated with the purchase of Skyrocket, LLC was determined to be impaired as operations ceased immediately following the balance sheet date. The unamortized balance of $637,063 was expensed for the year ending June 30, 2000.

     The Company reported a net loss of $(10,104,268) for the fiscal year ended June 30, 2000, as compared to a net loss of $(1,044,483) for the fiscal year ended June 30, 1999. During this fiscal year, the Company recognized a loss on the early extinguishment of short-term debt. The extraordinary item represents $(4,553,982) or 45.1% of the fiscal year's net loss. The weighted average number of common shares outstanding for the compared periods were 9,061,332 in fiscal year 1999/2000 and 8,414,597 in fiscal year 1998/1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2000, decreased to $448,102 from $1,130,179 at June 30, 1999. $782,740 of the cash balance at June 30, 1999, represents unspent production funding for the film DIAMONDS. The Company expects to collect revenues from this film during the 2000/2001 fiscal year from home video, television, and foreign sales markets.

     The Company has funded its working capital requirements through operating revenues and proceeds from debt and equity financings. At times, the Company has relied upon its transactional production loans to provide bridge production financing prior to receipt of distribution advances.

     In February 1999 the Company obtained a $2,000,000 bridge loan from The Orbiter Fund, an entity managed by one of the principal shareholders of the Company, with interest at 13.5% and maturing May 2000. In September 1999, the Company obtained a $2,000,000 convertible note from the Lancer Group, with interest at 12%, payable quarterly, and maturing March 2000. As of February 28, 2000 these loans were converted into common stock of the Company. (See Item 1 Description of Business--History and Organization.) As of June 30, 2000, $2,500,000 of the Company's short-term debt obligations represent monies borrowed in connection with the funding of the untitled N'SYNC production. (See
Part I, Item 7. Certain Relationships and Related Transactions and Part II, Item
4. Recent Sales of Unregistered Securities.)

SUMMARY

     Management believes that existing resources and cash generated from operating activities, together with the possible conversion of certain outstanding debt, will be sufficient to meet the Company's working capital requirements through the end of the fiscal year 2000/2001. The Company may seek other sources of financing to meet its working capital requirements, including separate equity or debt financing for TCI. The Company from time to time seeks additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 10, 2000, the Company engaged Hollander, Lumer & Co. LLP, Certified Public Accountants, as independent auditors of the Company for the year ending June 30, 2000. The decision to retain Hollander, Lumer & Co. LLP, and not to re-engage Miller, Kaplan, Arase & Co., LLP, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Miller, Kaplan, Arase & Co., LLP did not involve a dispute with the Company over accounting policies or practices. The report of Miller, Kaplan, Arase & Co., LLP on the financial statements of the Company and subsidiaries for the years ended June 30, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of the financial statements of the Company and subsidiaries for such years ended June 30, 1999 and 1998, there were no disagreements with Miller, Kaplan, Arase & Co., LLP for the annual periods, and for the period up to the date of the change, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Miller, Kaplan, Arase & Co., LLP, would have caused such firm to make reference to the matter in its report.

     Neither the Company, nor anyone on its behalf, has consulted Hollander, Lumer & Co. LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statements of the Company and subsidiaries, and neither written nor oral advice was provided by Hollander, Lumer & Co. LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

                                    PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director of the Company and the term of office of such director:

     Name                         Age     Position(s)                           Director Since
     ----                         ---     -----------                           --------------
     Gerald Green                 68      President, CEO, & Chairman                 1997
     Manuel Pacheco               43      Director                                   1997
     Eli Boyer                    80      Secretary, Treasurer, & Director           1997
     Monique L. Jones             34      Chief Financial Officer                    --

     Directors are elected for a term of one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers of the Company are chosen by the Board of Directors. Each officer holds his office for one year and until his successor is chosen and qualified. Officers may also be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served by removing the officer.

     Set forth below is certain biographical information regarding the Company's executive officers and directors:

     GERALD GREEN has been the president of the Company since January 1997. From 1977 to 1997 he was self employed as a producer of feature length motion pictures.

     MANUEL PACHECO has been a practicing attorney in Mexico since 1982. He received his bachelor of law degree from the Universidad Panamericana in Mexico City in 1979, and received a master of law degree from Southern Methodist University, Dallas, Texas, in 1982.

     ELI BOYER is a certified public accountant and was a senior partner in the national accounting firm of Laventhol and Horwath from 1966 to 1986. He has been self-employed as a certified public accountant since 1986. He served as chief financial officer of the Company from January 1997 until November 1999. He is also a director of Bright Star Holding and Safety Harbor Spa, Inc. Mr. Boyer received his bachelor of science degree in accounting in 1940 from UCLA. He became a certified public accountant in 1943.

     MONIQUE L. JONES has been the chief financial officer of the Company since November 1999. From February 1996 until September 1999 she was employed by USA Films (formerly Polygram Filmed Entertainment) as manager of business planning and development, director of business planning and development, and director of film finance and planning. From October 1994 until October 1995 Ms. Jones was employed by Coopers and Lybrand as an associate in the entertainment/media practice division. She received her MBA in June 1993 from UCLA.

     The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director, and each significant employee, of Total Creative, Inc.:

     Name                    Age     Position(s)                             Director Since
     ----                    ---     -----------                             --------------
     Gerald Green             68     Director, President, and Secretary           1998
     Rod Dyer                 64     Co-creative director                         --
     Howard Russo             62     Co-creative director                         --

     Set forth below is certain biographical information regarding the executive officers and directors of Total Creative, Inc.:

     ROD DYER has been employed as the co-creative director of Total Creative, Inc. since June 1998. From 1967 until June 1998 Mr. Dyer was president of Dyer Mutchnick, a design and advertising firm.

     HOWARD RUSSO has been employed as co-creative director of Total Creative, Inc. since January 1999. From February 1989 until December 1998, he was the executive vice-president and chief financial officer of Michel/Russo, Inc., a creative advertising agency. From January 1988 until January 1989, Mr. Russo was senior vice-president and head of creative advertising for Columbia Pictures, where he oversaw creative advertising for domestic releases of motion pictures.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Management believes that during the year ended June 30, 2000, one or more filings required by Section 16(a) of the Exchange Act were not filed by Michael Lauer, one of the 10% shareholders of the Company.

                        ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth the aggregate executive compensation awarded to, earned by, or paid to the sole named executive officer by any person for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2000, 1999, and

1998. No other executive officer's total annual salary and bonus exceeded $100,000 during each of the last three fiscal years.

                                        Annual Compensation                       Long-Term Compensation
                                --------------------------------------     -----------------------------------
                                                                                    Awards             Payouts
                                                                           -----------------------     -------
                                                             Other         Restricted
Name and Principal                                           Annual          Stock        Options/      LTIP        All Other
Positions              Year       Salary        Bonus     Compensation      Award(s)       SARs        Payouts     Compensation
------------------     ----     -----------     -----     ------------     ----------     --------     -------     ------------
Gerald Green, CEO      2000     $246,945          --       $ 34,739            --             --         --              --
                       1999     $ 95,000(1)       --       $250,000(2)         --          500,000       --              --
                       1998     $ 80,000(1)       --       $350,000(3)         --             --         --              --


----------------

     (1) Of this amount, $20,000 was paid as salary to Patricia M. Green, wife of Mr. Green.

     (2) Of this amount, $100,000 is deferred compensation to Mr. Green for his producer's fee for the film DIAMONDS. Of the remaining amount $100,000 was paid as producer's fees to a company owned by Mrs. Green and $50,000 was deferred.

     (3) Of this amount, $300,000 is deferred compensation to Mr. Green for his producer's fee for the film THE NEW SWISS FAMILY ROBINSON. The remaining amount is deferred compensation to a company owned by Mr. Green's wife, Patricia M. Green.

1998 STOCK OPTION PLAN

     On June 19, 1998, the Board of Directors adopted a 1998 Non-Qualified Stock Option Plan (the "Plan"), pursuant to which it was authorized to grant options to purchase up to 800,000 shares of common stock to the Company's key employees, officers, directors, consultants, and other agents and advisors. Awards under the Plan consisted of non-qualified stock options. The Plan will terminate on June 19, 2008. At June 30, 2000, all of the options under the plan had been granted, except for 70,000. Of the outstanding options, 45,000 had been exercised as of March 31, 2000.

     The Plan is administered by the Board of Directors which determined the persons to whom awards were granted, the number of awards granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

     The exercise price of each option granted under the Plan was determined by the Board of Directors. The exercise price is (i) payable in cash; (ii) payable in whole or in part in shares of stock of the Company, which shares shall be valued at its then fair market value as determined by the Board of Directors; or
(iii) by the surrender or cancellation of other rights to stock of the Company.

     No option granted under the Plan is transferable other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order. The options are subject to certain adjustments in the case of stock splits, stock dividends, combination or consolidation of shares, and in certain asset transfers. In the event that any holder of an option, except a consultant, is terminated or resigns from his or her position with the Company or a subsidiary within six months of the grant of an award, any unexercised portion of such option immediately becomes null and void. In the case of gross negligence, criminal misconduct, or willful or gross misconduct by an employee, the Board of Directors may cancel any options held by such person.

STOCK OPTION GRANTS

     During the year ended June 30, 1999, the Company granted a total of 960,000 options to employees. Of the options granted, 730,000 were granted under the 1998 Stock Option Plan and 230,000 were granted pursuant to individual stock option agreements. The following table sets forth information concerning grant of stock options made during the fiscal year to the named executive officer and the percent the grant represents of total options granted to employees during the fiscal year:

                              Number of
                              Securities         Percent of
                              Underlying         Total            Exercise      Expiration
     Name                     Options            Options            Price          Date
     ----                     ----------         ----------       --------      ----------
     Gerald Green              500,000             52.08%           $2.00         7/27/01
     Manuel Pacheco             55,000              5.73%           $2.00         6/19/01
     Eli Boyer                  50,000              5.21%           $2.00         6/19/01

     During the year ended June 30, 2000, the Company granted a total of 752,500 options to employees of the Company and its subsidiaries pursuant to individual stock option agreements. The following table sets forth information concerning these grants of stock options made during this fiscal year to the named executive officers and the percent the grants represent of total options granted to employees during the fiscal year:

                              Number of
                              Securities         Percent of
                              Underlying         Total            Exercise      Expiration
     Name                     Options            Options            Price          Date
     ----                     ----------         ----------       --------      ----------
     Gerald Green              500,000             66.45%           $2.00         5/15/03
     Monique Jones              10,000              5.98%           $3.00         11/8/02
                                15,000                              $4.00         11/8/03
                                20,000                              $5.00         11/8/04

     Of the options granted to Ms. Jones, 10,000 vest after twelve months of continuous employment; 15,000 will vest after twenty-four months of continuous employment; and 20,000 will vest after thirty-six months of continuous employment. All of the other options set forth above have fully vested.

2000 RESTRICTED STOCK BONUS PLAN

     In January 2000 the Company adopted a Stock Bonus Plan (the "Stock Bonus Plan") which allows the Company to issue up to 50,000 restricted shares of the Company's common stock to directors, officers, employees, and others who have performed bona fide services for the Company. The purpose of the Stock Bonus Plan is to assist the Company in maintaining and developing a management team, attracting qualified directors, officers, and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. It is designed to aid the Company in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who are perceived by management as having contributed to the success of the Company or who are important to the continued business and operations of the Company. The Stock Bonus Plan is administered by the Board of Directors. It will terminate not later than ten years from its adoption by the Board of Directors. Pursuant to the terms of the Stock Bonus Plan, the Company issued 7,500 shares to an employee of the Company in January 2000.

COMPENSATION OF DIRECTORS

     The bylaws provide that directors, as such, are not entitled to receive any stated salary for their services. However, they may receive a fixed sum and expenses for attendance at meetings of the Board. The Company has not adopted a policy with regard to establishing any fixed sum for attendance at special or regular meetings of the board, but it does intend to reimburse directors for out-of-pocket expenses related to such meetings.

EMPLOYMENT AGREEMENTS

     The Company has a full-time employment contract dated September 15, 1999, with Gerald Green to serve as the chief executive officer of the Company. The agreement terminates on August 31, 2004. Under the contract Mr. Green receives an annual base salary of $300,000 and a fixed annual bonus of $29,167. He is also entitled to a contingent annual bonus equal to 10% of the net profits of the Company before income taxes. Mr. Green will also receive an executive producer's fee to be negotiated for each film project of the Company. The agreement provides for an annual review and permits the Board of Directors to increase or decrease the compensation based upon the services performed by Mr. Green and the financial condition of the Company. Mr. Green has the right to defer any part of the compensation upon prior written notice. He is entitled to a car allowance of $1,500 per month. He is also entitled to medical insurance for himself, his spouse, and children up to age twenty-five, and the amount of medical and hospital expenses paid or payable for such persons not covered by insurance. He is to receive three weeks paid vacation each year. If Mr. Green is unable to perform his duties because of illness or incapacity for more than twelve months, the Company may suspend its payment obligation or terminate the agreement. Mr. Green is also to receive screen and advertising credit in films in which he provides creditable services.

     The Company entered into an employment agreement dated September 27,1999, with Monique L. Jones to act as chief financial officer for the Company and its affiliates. The agreement may be terminated at any time by either party. Ms. Jones receives an annual salary of $100,000, which amount may be increased by the Company's executive committee after annual review of her performance. She is entitled to the same medical, dental, retirement, and other benefits afforded other similar employees of the Company. Ms. Jones was also granted options to purchase 45,000 shares of common stock of the Company.

     Mr. Boyer, the Company's treasurer and secretary, has no employment agreement or other compensatory plan or arrangement with the Company.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by the named shareholders and others concerning the ownership of common stock of the Company as of September 27, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                                    Amount and Nature
Name and Address                                      of Beneficial
of Beneficial Owner                                   Ownership (1)       Percent of Class
-------------------                                 -----------------     ----------------
Michael Lauer                                         7,270,014(2)              53.36%
475 Steamboat Road
Greenwich, CT 06830

Lancer Offshore, Inc.                                 4,137,907(3)              30.37%
Kaya Flamboyan 9
Curacao, Netherland Antilles

Lancer Partners LP                                    1,942,107(4)              14.26%
475 Steamboat Road
Greenwich, CT 06830


Gerald Green                                          2,220,000(5)              15.18%
9019 Lloyd Place
West Hollywood, CA 90069

Manuel Pacheco                                           55,000(6)                   *

Eli Boyer                                                50,000(7)                   *

Monique L. Jones                                               -0-

Executive Officers and                                   2,325,000              15.79%
Directors as a Group
(4 Persons)


-------------------

     *    Represents less than 1%.

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Mr. Lauer owns 310,000 of these shares directly in his name. Of the remaining shares, 4,137,907 are held directly in the name of Lancer Offshore; 1,942,107 are held directly in the name of Lancer Partners; and 250,000 are held directly in the name of The Orbiter Fund. Mr. Lauer is the general partner of Lancer Partners. Mr. Lauer is the investment manager of Lancer Offshore and The Orbiter Fund. Mr. Lauer controls the voting and disposition of these shares by virtue of being the investment manager for these entities. The Orbiter Fund has been granted warrants to purchase 250,000 shares. The warrants are exercisable within sixty days. The shares underlying the warrants are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Lauer.

     (3) These shares are included in the total shares beneficially owned by Mr. Lauer, who is deemed to share beneficial ownership of these shares with this entity.

     (4) These shares are included in the total shares beneficially owned by Mr. Lauer, who is deemed to share beneficial ownership of these shares with this entity.

     (5) Of these shares 407,500 are held directly in the name of Mr. Green; 437,500 are held directly in the name of Mr. Green's wife, Patricia M. Green; 375,000 are held in trust for the children of Mr. and Mrs. Green. Mr. and Mrs. Green control the voting of the shares held in trust. Mr. Green also holds options to purchase 1,000,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Green.

     (6) Mr. Pacheco holds options to purchase 55,000 which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Pacheco.

     (7) Mr. Boyer holds options to purchase 50,000 which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Boyer.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gerald Green, the president, a director and principal shareholder of the Company, may be deemed a promoter in relation to the organization of the business of the Company and was the founder of Total Media Corporation. In connection with the original acquisition of Total Media Corporation by the Company, Mr. Green exchanged all of his shares of Total Media Corporation for shares of the Company.

     Mr. Green was employed by Total Films UK Limited, a wholly owned subsidiary of the Company, as the executive producer of THE NEW SWISS FAMILY ROBINSON. For his services, Mr. Green earned $300,000 and screen credit as producer of the film. Payment of the cash consideration has been deferred, without interest, until the film recoups its negative costs. Mr. Green is also an officer and a director of Total Films UK Limited.

     Mr. Green and his wife, Patricia M. Green, were also employed by Sundowning, Inc. as the executive producer and the producer, respectively, of the film DIAMONDS. For his services as producer of Diamonds, Mr. Green earned a fee of $100,000, which is deferred, without interest, until the film recoups its negative costs. Mr. and Mrs. Green are also officers and directors of Sundowning, Inc. Mrs. Green, through her company, Saso Entertainment, Inc., earned $150,000 as producer's fees in connection with the film, $50,000 of which has been deferred, without interest, until the film recoups its negative costs. Of the total amount earned, $100,000 was paid during the fiscal year ended June 30, 1999. A bonus of $40,000 was paid to Mrs. Green during the fiscal year ended June 30, 2000.

     Mrs. Green, through her company, Saso Entertainment, Inc., was paid $75,000 as an in- house production executive in connection with the film My First Mister and $100,000 as a producer's fee for the film BRIDE OF THE WIND (a.k.a. ALMA). These fees were paid during the current year.

     Mr. Andrew Somper, a former director of the Company, was a partner in the law firm of Berwin Leighton which performed legal services for the Company. He is also a director and officer of Total Film UK Limited. Legal fees paid to Berwin Leighton total approximately $80,000. In addition, Mr. Somper received stock options for the purchase of 75,000 shares at $2.00 per share. Mr. Somper exercised this option in February 2000, by canceling 30,000 options. He received 45,000 shares through such exercise.

     In February 1999 the Company assumed the repayment of two loans and one line of credit with a total principal amount of $150,000, the balance of which at June 30, 2000, was $12,274, between Red Sky Films, LLC and Skyrocket, LLC as the borrowers and Westamerica Bank as the lender. Assumption of the loans and the line of credit were required pursuant to the acquisition agreement between the Company and Skyrocket, LLC.

     In February 1999 the Company entered into a loan agreement with The Orbiter Fund, an entity managed by Michael Lauer, a principal shareholder of the Company. The principal amount of the loan was $2,000,000. The Company also granted 250,000 warrants to The Orbiter Fund in connection with the loan. In August 1999 the Company negotiated an extension of the initial payment of principal in return for which the Company issued 250,000 shares to the fund.

     In September 1999 the Company issued convertible notes in the amount of $2,000,000, which was used for working capital. The notes were convertible at any time prior to maturity at the rate of one share for each $2.00 of principal or interest converted. Of such funds, $1,800,000 were loaned by entities controlled by Michael Lauer, a principal shareholder of the Company. All of the lenders were granted pro rata 250,000 shares of restricted common stock. A cash fee of 7% of the gross amount was paid to Capital Research Ltd., plus 100,000 five-year warrants with an exercise price of $2.25 per share. Capital Research Ltd. and Bruce Cowen also each loaned $50,000 to the Company in this transaction. The lenders were introduced to the Company by Mr. Cowen and the fees were paid to his company pursuant to the terms of the consulting agreement between Capital Research, Ltd. and the Company. Mr. Cowen, through Capital Research Ltd., is a consultant to the Company and is a shareholder in the Company.

     On February 28, 2000 the Company entered into an agreement with the lenders in the two $2,000,000 loans made in February and September 1999 to convert the principal amount of such loans into common stock of the Company and to forgive the unpaid interest. Pursuant to the agreement the Company issued 2,790,014 shares to entities controlled by Mr. Lauer. These shares include the pro rata amount of shares which were to be issued to such entities in connection with the September 1999 loan. As of the date of the agreement, the Company owed $376,100 in interest to the entities controlled by Mr. Lauer. The agreement does not affect the 250,000 warrants granted to The Orbiter Fund in connection with the February 1999 loan, or the 250,000 shares granted for extension of the payments under such loan. Also in connection with this transaction, the Company issued 26,667 shares and paid $40,000 to Capital Research Ltd. as a transaction fee for assisting the Company in the negotiation of the conversion of the loans. In addition, Capital Research Ltd. and an additional lender received 310,079 shares for loans made by them in connection with the September 1999 loan.

     At June 30, 2000, the Company had loaned approximately $78,895 to Rod Dyer, a significant employee of Total Creative, Inc., the Company's wholly owned subsidiary. The loan accrues interest at the rate of 8% per annum and repayment is due in the full on or before June 30, 2002. Mr. Dyer has agreed to pledge his interest in the 50,000 shares of common stock issued to him by the Company as security for repayment of the loan. The funds were used by Mr. Dyer to satisfy debts of the business operated by Mr. Dyer and which became Total Creative, Inc.

     In October 1999 the Board of Directors authorized the Company to make loans to Mr. Green up to $50,000 at an annual interest rate of 8%, payable interest only monthly with the balance due and payable September 15, 2003, or sooner, at the option of Mr. Green. During the fiscal year ended June 30, 2000, the Company loaned $37,500 pursuant to this arrangement. In addition, the Company loaned $58,065, without interest, to Mr. Green during the fiscal year ended June 30, 1999, and $52,107, without interest, during the fiscal year ended June 30, 2000. As of June 30, 2000, Mr. Green had made repayments totaling $20,000.

     In April 2000 the Company borrowed $1,900,000 from Michael Lauer, a shareholder of the Company, as a part of a $2,500,000 loan to the Company by Mr. Lauer and others for a new film project. The note issued to Mr. Lauer was without interest, but carried a premium equal to 30% of the principal loaned by Mr. Lauer to the Company. In addition, Mr. Lauer will receive a pro rata portion of 6% of the adjusted gross proceeds from the picture in any and all media, including ancillary rights. The note is secured by the producer's interest in the picture. The note was originally due August 15, 2000, but was extended until November 13, 2000. For such extension, the Company issued 380,000 shares to Mr. Lauer. As a part of the extension of the loan, the Company paid a fee to Capital Research Ltd. of 25,000. Mr. Cowen also loaned $100,000 to the Company as a part of the foregoing $2,500,000 loan with the same terms as with Mr. Lauer and received 20,000 shares for the extension.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

                                                                                Page
                                                                                ----
     Independent Auditors' Report                                                 1

     Independent Auditors' Report                                                 2

     Financial Statements

         Consolidated Balance Sheets                                             3-4

         Consolidated Statements of Operations                                   5-6

         Consolidated Statements of Stockholders' Equity                         7-8

         Consolidated Statements of Cash Flows                                   9-10

     Notes to Financial Statements                                              11-27

     (a)(2) Exhibits. The following exhibits are included as part of this report:

            Exhibit No.     Description of Exhibit                                                 Location
              2.1           Articles of Incorporation, as amended                                      *
              2.2           Current Bylaws                                                             *
              3.1           Form of Common Stock Certificate                                           *
              6.1           Reorganization Agreement dated January 29, 1997                            *
              6.2           Promissory Note to Merchants T&F dated December 15, 1998                   *
              6.3           Loan Agreement with the Orbiter Fund dated February 9, 1999,
                            as amended August 11, 1999                                                 *
              6.4           Promissory Note to The Orbiter Fund dated February 10, 1999                *


              6.5           A-Warrant Certificate Form, with schedule, to the Orbiter Fund
              6.6           Capital Research, Ltd Agreement                                            *
              6.7           B-Warrant Certificate Form, with schedule, to Capital Research Ltd.
              6.8           $2 Million Convertible Note Term Sheet dated September 21, 1999            *
              6.9           Form of Convertible Promissory Note                                        *
              6.10          Promissory Note Conversion Agreement dated February 28, 2000               *
              6.11          Form of Warrant Certificate in October 1999 Private Offering               *
              6.12          Form of Registration Rights Agreement in October 1999 Private
                            Offering                                                                   *
              6.13          Form of Right of First Refusal Agreement in October 1999 Private
                            Offering                                                                   *
              6.14          Promissory Note to Trinity American Corporation dated February
                            17, 2000                                                                   *
              6.15          Agreement Re Sale of Interest in Skyrocket, LLC                            *
              6.16          Michel/Russo, Inc. Stock Purchase Agreement, as amended                    *
              6.17          Employment Agreement of Gerald Green                                       *
              6.18          Employment Agreement of Rod Dyer                                           *
              6.19          Employment Agreement of  D. Daniel Michel, as amended                      *
              6.20          Stock Option Certificate to D. Daniel Michel                               *
              6.21          Employment Agreement of Howard Russo, as amended                           *
              6.22          Stock Option Certificate to Howard Russo                                   *
              6.23          Employment Agreement of Monique L. Jones                                   *
              6.24          Stock Option Certificate to Monique L. Jones                               *
              6.25          1998 Non-Qualified Stock Option Plan                                       *
              6.26          Form of Non-Qualified Stock Option Certificate                             *
              6.27          Stock Option Certificate for Madeleine Ali, as amended                     *
              6.28          Stock Bonus Plan                                                           *
              6.29          Stock Purchase Agreement with U.S. Business Network, Inc.                  *
              6.30          Executive Producer Agreement for DIAMONDS                                  *
              6.31          Producer's Agreement for NEW SWISS FAMILY ROBINSON                         *
              6.32          Producer Agreement for CHICK FLICK                                         *
              6.33          Office Lease Agreement                                                     *
              6.34          Paramount Pictures Corporation/Alma U.K. Production,
                            Limited letter agreement for Bride of the Wind                             *
              6.35          Paramount Pictures Corporation/First Mr. Inc. letter agreement
                            for MY FIRST MISTER                                                        *
              6.36          JBRG Consultants consulting agreement                                      *
              6.37          C-Warrant Certificate for JBRG Consultants                                **
              6.38          D-Warrant Certificate for Davimos                                         **
              6.39          Option Agreement for Gerald Green                                         **
              6.40          Foreign Sales Agreement, with assignment                                  **
              6.41          Dyer Loan Agreement dated August 18, 2000                                ***

              6.42          Memorandum of Agreement dated April 20, 2000, with Lauer,
                            Garvey, Hauser, and Cowen for $2,500,000 loan; promissory
                            note dated April 20, 2000, and extension dated August 1, 2000            ***

-------------------

     *Filed with the original Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on April 5, 2000 (SEC File no. 0-30027).

     **Filed with the first post-effective amended Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on July 25, 2000 (SEC File no. 0- 30027).

     ***Filed with the second post-effective amended Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on October 13, 2000 (SEC File no. 0-30027).

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Total Film Group, Inc.


Date: October 13, 2000               By: /s/ Gerald Green, President


Date: October 13, 2000               By: /s/ Monique L. Jones, Chief Financial &
                                     Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: October 13, 2000               /s/ Gerald Green, Director


Date: October 13, 2000               /s/ Eli Boyer, Director


Date:                                    Manuel Pacheco, Director

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 1

Independent Auditors' Report                                                 2

Financial Statements

    Consolidated Balance Sheets                                             3-4

    Consolidated Statements of Operations                                   5-6

    Consolidated Statements of Stockholders' Equity                         7-8

    Consolidated Statements of Cash Flows                                   9-10

Notes to Financial Statements                                              11-27


                          INDEPENDENT AUDITORS' REPORT



Total Film Group, Inc. and Subsidiaries
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Total Film Group, Inc. and Subsidiaries (the "Company"), as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Film Group, Inc. and Subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        /s/ HOLLANDER, LUMER & CO. LLP

Los Angeles, California
September 21, 2000

                          INDEPENDENT AUDITORS' REPORT



Total Film Group, Inc. and Subsidiaries
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Total Film Group, Inc. and Subsidiaries (the "Company"), as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Film Group, Inc. and Subsidiaries as of June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       /s/ MILLER, KAPLAN, ARASE & CO., LLP

                                       North Hollywood, California
                                       September 29, 1999, except for Note 8,
                                       which is as of January 14, 2000 and Note
                                       15, which is as of September 21, 2000.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, 2000 AND 1999

                                     ASSETS

                                                                                    (Restated)
                                                                     2000             1999
                                                                  -----------      -----------
CURRENT ASSETS
     Cash and Cash Equivalents                                    $   448,102      $ 1,130,179
     Time Certificate of Deposit                                       20,692           27,678
     Accounts Receivable                                            1,181,579          453,413
     Related Party Receivable                                         218,954           90,165
     Deferred Costs                                                   103,221
     Prepaid Expenses                                                 281,347           50,557
                                                                  -----------      -----------
                TOTAL CURRENT ASSETS                                2,253,895        1,751,992

OTHER ASSETS
     Film Costs, Net of Amortization                                9,495,808        3,317,789
     Property and Equipment, Net of Amortization                      200,714          114,948
     Investment in MeetChina.com, Inc.                              3,745,090             --
     Recoverable Insurance Costs                                    1,000,000             --
     Deposits                                                         538,483          116,186
     Organization Costs, Net of Amortization                             --            126,784
     Goodwill, Net of Amortization                                    282,186          986,926
     Unamortized Loan Discount                                           --            275,686
     Capitalized Financing Fees                                       196,053             --
     Other Assets                                                        --             39,597
                                                                  -----------      -----------
                                                                   15,458,334        4,977,916
                                                                  -----------      -----------
                TOTAL ASSETS                                      $17,712,229      $ 6,729,908
                                                                  ===========      ===========


                                   LIABILITIES


CURRENT LIABILITIES
     Debt Maturing within One Year                                $ 4,776,918      $ 2,126,925
     Current Portion of Capital Lease                                  45,464            1,121
     Accounts Payable and Accrued Expenses                          1,815,534          623,830
     Deferred Revenue                                                 227,163             --
     Producer's Fee Payable, Related Party                            600,000          300,000
                                                                  -----------      -----------
            TOTAL CURRENT LIABILITIES                               7,465,079        3,051,876
                                                                  -----------      -----------

LONG-TERM LIABILITIES
     Long-Term Debt, Net of Current Portion                         1,040,931           52,652
     Capital Lease, Net of Current Portion                             57,905             --
                                                                  -----------      -----------
            TOTAL LONG-TERM LIABILITIES                             1,098,836           52,652
                                                                  -----------      -----------
            TOTAL LIABILITIES                                       8,563,915        3,104,528
                                                                  -----------      -----------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                829,550             --
                                                                  -----------      -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, 2000 AND 1999


                              STOCKHOLDERS' EQUITY

                                                                                         (Restated)
                                                                     June 30, 2000      June 30, 1999
                                                                     -------------      -------------
Preferred Stock - $2 Par Value; Authorized 1,080,000 Shares;
    Issued and Outstanding 738,600 in 2000 and 0 Shares in 1999         1,477,200               --
Common Stock, $0.001 Par Value; Authorized 50,000,000 Shares;
    Issued and Outstanding 12,335,299 and 8,630,000 Shares
    Respectively                                                           12,336              8,630
Additional Paid-in Capital                                             18,714,775          5,398,029
Accumulated Deficit                                                   (11,885,547)        (1,781,279)
                                                                     ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                       8,318,764          3,625,380
                                                                     ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                    $ 17,712,229       $  6,729,908
                                                                     ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                                                                        (Restated)
                                                                                     2000                  1999
                                                                                 ------------          ------------
REVENUE
     Movie Release Income                                                        $    131,656          $  4,429,388
     Design Fees                                                                    3,074,236             1,690,706
                                                                                 ------------          ------------
                                                                                    3,205,892             6,120,094
                                                                                 ------------          ------------
OPERATING EXPENSES
     Selling, General & Administrative Expenses                                     3,560,741             1,981,343
     Depreciation and Amortization                                                  1,750,754             3,633,458
     Production and Design Costs                                                    2,122,396             1,366,786
                                                                                 ------------          ------------
                                                                                    7,433,891             6,981,587
                                                                                 ------------          ------------
            LOSS FROM OPERATIONS                                                   (4,227,999)             (861,493)
                                                                                 ------------          ------------
OTHER INCOME (EXPENSE)
     Interest Income                                                                   15,559                20,107
     Interest Expense                                                              (1,169,115)             (143,353)
     Amortization of Placement Fee                                                 (1,054,021)             (257,813)
     Recoverable Insurance Costs                                                    1,000,000                  --
     Miscellaneous Income                                                              12,074               226,397
                                                                                 ------------          ------------
                                                                                   (1,195,503)             (154,662)
                                                                                 ------------          ------------
            LOSS BEFORE INCOME TAXES                                               (5,423,502)           (1,016,155)

     Income Tax Provision                                                                --                 (28,328)
                                                                                 ------------          ------------
            LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
                EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           (5,423,502)           (1,044,483)

EXTRAORDINARY ITEM
     Loss on Early Extinguishment of Debt                                          (4,553,982)                 --
                                                                                 ------------          ------------
            LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
                ACCOUNTING PRINCIPLE                                               (9,977,484)           (1,044,483)

     Cumulative Effect for Adopting New Pronouncement on the Amortization
         of Organization Costs                                                       (126,784)                 --
                                                                                 ------------          ------------
            NET LOSS                                                             $(10,104,268)         $ (1,044,483)
                                                                                 ============          ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                (Restated)
                                                                                2000               1999
                                                                              ---------         ---------
PER SHARE AMOUNTS - BASIC
     Loss Before Extraordinary Item and Cumulative Effect of Change in
         Accounting Principle                                                 $   (0.60)        $   (0.12)
                                                                              ---------         ---------
     Loss on Early Extinguishment of Short-Term Debt                              (0.50)               --
                                                                              ---------         ---------
     Cumulative Effect on Prior Years of Changing Organization Costs
         Amortization Method                                                      (0.01)               --
                                                                              ---------         ---------
     Net Loss                                                                 $   (1.11)        $   (0.12)
                                                                              =========         =========
PROFORMA AMOUNTS ASSUMING THE NEW AMORTIZATION
  METHOD IS APPLIED RETROACTIVELY - LOSS PER SHARE
     Net Loss                                                                 $   (1.10)        $   (0.12)
                                                                              =========         =========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                       9,061,332         8,414,597
                                                                              =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Common Stock                                 Additional
                                                 ---------------------------        Preferred          Paid-In         Accumulated
                                                   Shares             Amount          Stock            Capital           Deficit
                                                 ---------            ------        ---------         ----------       -----------
Balance, June 30, 1998                           8,300,000             8,300              --           4,098,593          (736,796)

Issuance of Common Stock for Acquisitions          325,000               325              --             718,391              --

Issuance of Common Stock as Additional
  Consideration for Debt                             5,000                 5              --              11,645              --

Warrants Exercisable for 250,000 Shares of
  Common Stock at $2.00 per Share,
  Issued as Additional Consideration of
  Debt                                                --                --                --             450,000              --

Stock Options Exercisable for 210,000
  Shares of Common Stock at $2.00
  per Share for Services Rendered                     --                --                --             119,400

Net Loss for the Year Ended June 30, 1999             --                --                --                --          (1,044,483)
                                                 ---------            ------        ---------         ----------       -----------
Balance, June 30, 1999                           8,630,000             8,630              --           5,398,029        (1,781,279)

Issuance of Common Stock as Additional
  Consideration for Debt,                          250,000               250              --             291,417

Issuance of Common Stock as Compensation
  for Executive Officers, Directors and
  Employees                                        233,965               234              --             405,332

Issuance of Common Stock for the
  Extinguishment of Debt                         2,936,667             2,937              --           8,807,063

Issuance of Common Stock as Transaction
  Fee on the Extinguishment of Debt                 26,667                27              --              66,640

Issuance of Common Stock as Additional
  Consideration for Debt                           250,000               250              --             546,500

Issuance of Common Stock for Consulting
  Services                                           8,000                 8              --              33,367

Proceeds from the Sale of 50% Interest
  in China I, Nov 1999                                --                --                --             736,549

Issuance of 738,600 Shares of Preferred
  Stock in China II                                   --                --           1,477,200           511,759

Granting of 738,600 Shares of Common Stock
  in Private Placement                                --                --                --           1,281,469


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Common Stock                            Additional
                                                       ---------------------------      Preferred       Paid-In       Accumulated
                                                         Shares             Amount        Stock         Capital         Deficit
                                                       ---------            ------      ---------      ----------     -----------
Warrants Exercisable for 200,000 Shares of
  Common Stock at $3.75 per Share, Issued
  to Investors as Part of the China I Offering              --                --              --          200,000

Warrants Exercisable for 200,000 Shares of
  Common Stock at $2.00 per Share, Issued
  as Placement Fees for the China I Offering                --                --              --          140,000

Warrants Exercisable for 275,000 Shares of
  Common Stock at $2.25 to $5.44 per Share,
  for Professional Services Rendered                        --                --              --          268,400

Warrants Exercisable for 25,000 Shares of
  Common Stock at $3.75 per Share, Issued
  as Additional Consideration of Debt                       --                --              --           28,250

Net Loss for the Year Ended June 30, 2000                   --                --              --             --       (10,104,268)
                                                    ------------      ------------    ------------   ------------    ------------
Balance, June 30, 2000                                12,335,299      $     12,336    $  1,477,200   $ 18,714,775    $(11,885,547)
                                                    ============      ============    ============   ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                     (Restated)
                                                                                  2000                  1999
                                                                              ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                 $(10,104,268)         $ (1,044,483)
                                                                              ------------          ------------
           Extraordinary Loss on Retirement of Debt                              4,553,982                  --
           Cumulative Effect of Accounting Change                                  126,784                  --
                                                                              ------------          ------------
     Loss from Continuing Operations                                            (5,423,502)           (1,044,483)

     Adjustments to Reconcile Net Loss to Net Cash
        Provided By (Used in) Operating Activities:
           Proceeds from Production Funding Arrangement                          5,179,195             7,219,391
           Cash Used in Motion Picture Development                             (11,539,201)           (7,993,987)
           Fair Value of Equity Granted                                            773,390               106,362
           Depreciation and Amortization                                         1,750,754             3,633,458
           Amortization of Placement Fees                                        1,054,021               284,956
           Decrease (Increase) in Assets:
               Accounts Receivable                                                (728,166)             (135,922)
               Related Party Receivable                                           (128,789)              (90,165)
               Deferred Costs                                                     (103,221)                 --
               Prepaid Expenses                                                   (230,790)              (47,335)
               Recoverable Insurance Costs                                      (1,000,000)                 --
               Deposits                                                           (422,297)             (100,110)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                             1,649,331                67,744
               Deferred Revenue                                                    227,163            (2,593,816)
                                                                              ------------          ------------
                     TOTAL ADJUSTMENTS                                          (3,518,610)              350,576
                                                                              ------------          ------------
                     NET CASH (USED) BY OPERATING
                        ACTIVITIES                                              (8,942,112)             (693,907)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Cash Proceeds from the Redemption of Certificate of Deposit                  6,986               (27,678)
        Cash Proceeds from the Sale of Interest in Subsidiary                    2,000,000                  --
        Cash Used to Purchase Investment in MeetChina.com, Inc.                 (3,745,090)                 --
        Other Assets                                                              (156,456)                 --
        Purchase of Property and Equipment                                         (23,432)              (19,083)
        Purchase of Subsidiaries                                                    (5,000)              (20,000)
                                                                              ------------          ------------
                     NET CASH (USED) BY  INVESTING
                        ACTIVITIES                                              (1,922,992)              (66,761)
                                                                              ------------          ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                     (Restated)
                                                                                  2000                  1999
                                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from Loans                                                      7,307,017             3,203,428
        Proceeds from the Issuance of Stock                                      3,040,750                  --
        Principal Payments Made on Loans                                          (126,372)           (1,940,421)
        Principal Payments on Capital Lease Obligations                            (38,368)               (1,496)
                                                                              ------------          ------------
                     NET CASH PROVIDED BY FINANCING
                        ACTIVITIES                                              10,183,027             1,261,511
                                                                              ------------          ------------
                     NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                          (682,077)              500,843

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             1,130,179               629,336
                                                                              ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $    448,102          $  1,130,179
                                                                              ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest Paid                                                            $    308,700          $     62,768
                                                                              ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

DURING THE YEAR ENDED JUNE 30, 2000

     The Company issued 500,000 shares of common stock with a value of $839,250 as additional consideration for debt issued.

     The Company issued 2,936,667 shares of common stock with a value of $8,810,000 as consideration for the extinguishment of $4,000,000 plus accrued interest of debt.

     The Company issued 26,667 shares of common stock with a value of $66,667 as additional consideration for services rendered in connection with the extinguishment of debt.

     The Company granted stock warrants for 500,000 shares of common stock with exercise prices ranging from $2.00 to $5.54 per share for past services rendered.

     The Company issued 157,500 shares of common stock with a value of $405,409 to employees of the Company.

     The Company issued 8,000 shares of common stock with a value of $33,375 for consulting services.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 1 - GENERAL:

     BUSINESS AND BACKGROUND:

     Total Film Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 1, 1995. The Company was originally incorporated under the name "Executive Marketing, Inc." On February 5, 1997, the Company changed its name to "Total Film Group, Inc." The Company is also qualified to do business in the State of California.

     Set forth below is a chart showing the Company and its subsidiaries and the percentage interest in each:

                                                                          Percent
     Parent Company                     Subsidiary                         Owned
     --------------                     ----------                        -------
     Total Film Group, Inc.             Alien Sky UK Ltd.                   100%
                                        Alma Productions UK Ltd.            100%
                                        Sundowning, Inc.                    100%
                                        Total China, Inc.                   50.004%
                                        Total China II, Inc.                100%
                                        Total Creative, Inc.                100%
                                        Total Films UK Ltd.                 100%
                                        Total Media, Inc.                   100%
                                        Total Pictures, Inc.                100%
                                        1st Mr., Inc.                       100%

     None of our subsidiaries own any subsidiaries.

     In January 1997 the Company entered into an agreement with Total Media Corporation, a Nevada corporation, to exchange all of the issued and outstanding shares of such entity for 3,000,000 shares of common stock of the Company. The Agreement and Plan of Reorganization was closed by the parties on or about February 4, 1997. As a result of the closing the Company issued 3,000,000 shares, representing approximately 67% of the outstanding stock at closing, to the shareholders of the Nevada corporation. Mr. Green and his affiliates received 1,250,000 of such shares. Also as a result of the closing new directors of the Company were appointed. Messrs. Green, Boyer, and Pacheco were appointed as new directors. Prior to closing, on January 27, 1997, the Company declared a stock dividend of one share of common stock of the Company for each two shares of common stock of the Company outstanding to the shareholders of record as of the close of business on January 27, 1997. The payment and delivery date for such dividend was January 31, 1997.

     In February 1998, the Company incorporated a wholly owned subsidiary, Total Design, Inc., a California corporation engaged in providing marketing and advertising services. Total Design, Inc. changed its name to "Dyer Communications, Inc." on May 26, 1998. Effective January 1999 the Company acquired all of the outstanding stock of Michel/Russo, Inc., a California corporation engaged in marketing and advertising for 100,000 shares of common stock of the Company issued to the two shareholders of Michel/Russo. On March 5, 1999, Dyer Communications, Inc. changed its name to "Total Creative, Inc." Also effective January 1999 Total Creative, Inc. and the Company acquired all of the interest in Skyrocket, LLC, a California limited liability company engaged in web development, e-commerce, and digital advertising for a total of 225,000 shares and $25,000. All of the operations of Michel/Russo, Inc. were transferred to Total Creative, Inc. subsequent to the acquisition effective January 1999 and the ownership of Michel/Russo, Inc. was assigned to Total Creative, Inc. in March 2000.

     On October 20, 1999, the Company incorporated Total China, Inc., a Delaware corporation, as a subsidiary. This entity was formed to act as a holding company to acquire 20% of the capital stock of MeetChina.com, Inc., formerly known as US Business Network, Inc., a Delaware corporation, which has intellectual property rights to the business-to-business e-commerce portal, Meet

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     China.com, and is engaged directly through a subsidiary in promoting imports and exports to and from China through the Internet and providing ancillary services related thereto. In November 1999, Total China, Inc. and the Company conducted a joint private offering to raise funds for the transaction with MeetChina.com, Inc. Total China, Inc. sold 30 units in the private offering. Each unit consisted of 1.6666 shares of common stock of Total China, Inc. and was sold for $66,667 per unit. As a part of the same private offering, the Company sold 30 units, with each unit consisting of three-year warrants to purchase 6,667 shares of the Company's common stock at an exercise price of $3.75 per share. The units were sold by the Company for approximately $6,666.67 each, or $1.00 per warrant. Each warrant holder was granted registration rights, and a right of first refusal to purchase a pro rata amount of the assets of Total China, Inc. Investors were required to purchase both the Total China, Inc. and the Company units in the offering. Total China, Inc. realized gross proceeds of $2,000,000 and the Company realized gross proceeds of $200,000. Also in connection with this private offering, the Company issued warrants to purchase 200,000 shares of common stock to JBRG Consultants as a commission for introducing potential investors to the Company. The proceeds to the Company were allocated to pay the costs of the offering, and the proceeds to Total China, Inc. were used to purchase shares of common stock of MeetChina.com, Inc., which shares ultimately represented 17.58% of the issued and outstanding capital stock of such corporation at closing. This reduction in percentage ownership was a result of an increased valuation of MeetChina.com, Inc.
     As a result of this offering, the Company now owns slightly in excess of 50% of the outstanding stock of Total China, Inc.

     On or about December 16, 1999, the Company and Total China, Inc. jointly entered into a stock purchase agreement with MeetChina.com, Inc. On December 17, 1999, the Company and Total China, Inc. finalized the agreement with MeetChina.com, Inc., and the stock of MeetChina.com, Inc. was issued to Total China, Inc. Because of subsequent financing by MeetChina.com, Inc., at May 31, 2000, Total China, Inc. owned approximately 11.9% of the outstanding stock of such entity. MeetChina.com, Inc. has the option under the agreement to acquire approximately 5% of the shares purchased by Total China, Inc. at a cash price of two-thirds of the market value of such shares. Such right is only exercisable on the 120th day after an initial public offering of capital stock by MeetChina.com, Inc. on a designated exchange. Until the stock of MeetChina.com, Inc. is listed on a designated exchange, the Company and Total China, Inc. have the right, jointly, to designate one representative to attend meetings of the board of directors of MeetChina.com, Inc. Total China, Inc. has the right of first refusal to purchase any shares to be sold or issued by MeetChina.com, Inc. at less than the price paid by Total China, Inc. Total China, Inc. also has piggy-back registration rights to register its shares in any appropriate registration statement filed by MeetChina.com, Inc. with the U.S. Securities and Exchange Commission after the initial public offering and which includes shares of the founders of MeetChina.com, Inc.

     On November 2, 1999, the Company incorporated Total Group, Inc., a Delaware corporation, as a wholly-owned subsidiary. Originally formed as a shell corporation, this entity was used to acquire an equity interest in MeetChina.com, Inc. In August 2000 Total Group, Inc. changed its name to Total China II, Inc. The Company owns all of the outstanding common stock of Total China II, Inc. and 5% of the outstanding preferred stock.

     On May 23, 2000, Total China II, Inc. and the Company conducted a joint private offering to raise funds for the transaction with MeetChina.com, Inc. The offering was closed in July 2000. Total China II, Inc. sold
     73.86 units in the private offering. Each unit consisted of 10,000 shares of preferred stock of China II and 10,000 shares of the Company's common stock. The units sold for $50,000 per unit. The total gross proceeds of the joint private offering were $3,693,000. Total China II, Inc. realized gross proceeds of $2,215,800 and the Company realized gross proceeds of $1,477,200. The Company's proceeds of the offering will be used for general working capital and the proceeds to Total China II, Inc. were used to purchase shares of preferred stock in

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     MeetChina.com, Inc. An investment of $2,000,000 (106,689 shares) was made in MeetChina.com. In connection with this private offering, a cash fee of $369,300 was paid to JL Devore & Associates as a commission to structure and administer the private offering. Of the total fee, Total China II, Inc. paid $221,580 and the Company paid $147,720. In addition to the cash fee, JL Devore & Associates was issued 50,000 shares of the Company's common stock as compensation for services.

     The Company's business is divided into three segments: the film production business, the advertising and marketing business, and as a holding company. The film production segment is engaged in the production, marketing, and distribution of commercial feature films. The advertising and marketing segment is engaged in the development of advertising and marketing campaigns to provide Internet services for a variety of clients and the Company. The Company also holds the stock of two subsidiaries, Total China, Inc. and Total China II, Inc., which in turn own stock of MeetChina.com, Inc., an Internet related business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION:

     The consolidated financial statements include all majority-owned subsidiaries in which Total Film Group, Inc. exercises control. All material intercompany balances and transactions have been eliminated upon consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The preparation of financial statements in accordance with generally accepted accounting principles requires that management use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     REVENUE RECOGNITION:

     Revenues from distribution or releasing agreements are recognized when the film becomes available for release and certain other conditions are met in accordance with Statement of Position 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films".

     Revenues from advertising and marketing are generally recognized at the completion of production.

     FOREIGN CURRENCY TRANSLATION

     For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

     CASH EQUIVALENTS:

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no short-term investments included in cash and cash equivalents for the years ended June 30, 2000 and 1999.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Accounts receivable is stated net of allowance for doubtful accounts. The allowance is based upon management's estimate of the collectibility of accounts receivable at the end of the fiscal year. Management estimated the total allowance to be $12,154 and $12,155 for the years ended June 30, 2000 and 1999, respectively. During fiscal year end 2000 and 1999, the Company has written off $26,301 and $50,600 of accounts receivable, respectively.

     MOTION PICTURE DEVELOPMENT COSTS AND AMORTIZATION:

     Motion picture development costs represent those costs incurred in the production, acquisition and distribution of motion pictures, which include production costs, legal expenses, interest and overhead costs. The Company is amortizing the film costs for completed films using the individual-film-forecast-computation method, whereby expense is recognized in the proportion that current year revenues bear to management's estimate of ultimate revenue from all markets.

     Motion picture development costs are valued at lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss additional amortization is provided to fully recognize such loss.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Depreciation of the cost of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

     Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed are removed from the accounts and any gain or loss is reflected in the current year's earnings.

     DEPOSITS:

     Deposits consist of refundable payments made in conjunction with the Company's motion pictures projects and office rental space.

     ORGANIZATION COSTS:

     Effective July 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5) "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and required such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $126,784 or $.02 per share

     GOODWILL:

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, fifteen years. Goodwill is reviewed for impairment whenever events or

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     changes in circumstances indicate that the carrying amount may not be recoverable the amount is expensed.

     At June 30, 2000 the goodwill associated with the purchase of Skyrocket LLC was determined to be impaired as operations ceased immediately following the balance sheet date. The unamortized balance of $637,063 was expensed for the year ending June 30, 2000.

     CAPITALIZED FINANCING FEES:

     The Company is in the process of acquiring additional financing for feature length motion pictures. When funding has been secured the capitalized costs will be allocated to the films.

     INCOME TAXES:

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to different depreciation methods, net operating loss carryforwards and state franchise tax. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is recognized, if based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized

     ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to account for compensation expense for its stock-based employee compensation plan and to furnish the pro forma disclosure required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation").

     EARNINGS (LOSS) PER SHARE:

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants have been included in the computation when dilutive.

     Basic EPS is calculated by dividing earnings available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

     Options and warrants representing common shares were excluded from the average number of common equivalent shares outstanding in the diluted EPS calculation for the years ended June 30, 2000 and 1999 since that would have an antidiluted effect on EPS.

     NON-DIRECT RESPONSE ADVERTISING:

     Non-direct response advertising costs are expensed the first time the advertising takes place. Advertising expense for the year ended June 30, 200 and 999 were $175,705 and $160,789 respectively.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     RECLASSIFICATIONS:

     Certain reclassifications have been made to amounts reported in prior periods to conform with current year presentation

NOTE 3 - SIGNIFICANT RISKS AND UNCERTAINTIES

     NEED FOR ADDITIONAL FINANCING

     The Company has a need for additional capital in order to provide working capital for its current business plans. While the management of the Company believes it will be able to secure sufficient financing to carry out its current business plan, there can be no assurance that it will be able to secure such additional financing or, if so, on terms acceptable to it. If the Company is unable to secure sufficient funding, it may be unable to carry out its current business plans.

     The Company's continued expansion of its business will depend substantially upon the availability of cash flow from operations or its ability to raise additional funds. As a result, Total Film Group may be required to seek additional financing sooner than anticipated. There is no assurance that the Company will be able to obtain additional financing when needed, or on terms acceptable to it. In the event the Company cannot obtain additional funds when needed on acceptable terms, it may be forced to limit its future operations, which could have a materially adverse impact on its business.

     RELIANCE ON OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The ability of the Company to conduct its business affairs successfully will be subject to the capabilities, business acumen and continuing services of the Chairman of the Board of Directors and its President, Gerald Green, and other current officers and directors, and any key employees to be hired in the future. The Company has no employment agreements with any of its officers or key employees except for Gerald Green. While the Company expects to retain the services of Mr. Green, there can be no assurance of such result. The loss of Mr. Green or any other key employees could have a material adverse impact on the continued operation of the Company.

     CONCENTRATION OF CREDIT RISK:

     The Company maintains bank account balances in institutions located in California, Puerto Rico and Europe. The balances in California are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded the level of insurance coverage for the years ended June 30, 2000 and 1999 by $318,830 and $946,146, respectively.

NOTE 4 - RECENT PRONOUNCEMENTS

     In July 2000, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 00-2 (SOP 00-02), "Accounting by Producers or Distributors of Films". SOP 00-2 supercedes Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting and reporting standards for the Motion Picture Industry. SOP 00-2 requires the Company to review its film capitalization costs and write off any production which three years from its first capitalized transaction has not been set for production. The Company will fully implement SOP 00-2 by the first quarter of fiscal year 2001. SOP 00-2 is not expected to have a material impact on the Company's consolidated balance sheet, statements of operations or cash flows.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 5 - SUPPLEMENTARY FINANCIAL INFORMATION:

     On January 1, 1999, the Company acquired Skyrocket, LLC and Michel Russo, Inc., marketing and advertising businesses located in San Francisco and Los Angeles, respectively. The Company issued 325,000 shares of common stock and cash in exchange for all the outstanding shares of Skyrocket and Russo. These transactions were accounted for under the purchase method. Prior to the acquisition by the Company, Skyrocket, LLC and Michel Russo, Inc. had December 31 fiscal year ends.

     The following table presents information about the acquisitions made by the Company in the fiscal years ending June 30, 1999. All acquisitions were accounted for under the purchase method of accounting.

     ---------------------------------------------------------------------------------------------------
                                                                                          Amortization
                                   Acquisition       Purchase                           Period Goodwill
                                       Date            Price          Goodwill             (in Years)
     ---------------------------------------------------------------------------------------------------

     Skyrocket, LLC                    1/99          $531,250         $701,598                 15
     ---------------------------------------------------------------------------------------------------
     Michel Russo, Inc.                1/99           212,467          313,540                 15
     ---------------------------------------------------------------------------------------------------

     The purchase price was allocated to tangible assets and intangible assets, including goodwill less liabilities assumed.

     The acquisition of Skyrocket, LLC and Michel Russo, Inc. were accounted for by the purchase method of accounting. Pro Forma results of operations as if the acquisition took place as of July 1, 1998 are as follows. Intercompany transactions for fiscal 1999 were immaterial

                                                     June 30, 1999
                                                     -------------
          Total Revenues                              $ 6,586,061

          Total Operating Expenses                      8,111,214
                                                      -----------
               Loss From Operations                    (1,525,153)

          Other Income (Expense)                         (197,900)

               Loss Before Income Tax Expense          (1,723,053)

          Income Tax (Expense)                            (28,328)
                                                      -----------
          Net Loss                                    $(1,751,381)
                                                      ===========
          Basic and Diluted Loss Per Share           $     (0.20)
                                                      ===========

NOTE 6 - PROPERTY AND EQUIPMENT

                                                               June 30
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
     Furniture and Fixtures                           $ 46,785         $ 37,589
     Office Equipment                                  479,935          325,083
     Leasehold Improvements                              9,029            9,029
                                                      --------         --------
          Total Cost                                   535,749          371,701
     Less: Accumulated Depreciation                    335,035          256,753
                                                      --------         --------
     Net Book Value                                   $200,714         $114,948
                                                      --------         --------

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


     Depreciation expense for 2000 and 1999 was $78,282 and $38,184, respectively.

NOTE 7 - REPORTABLE OPERATING SEGMENTS:

     SEGMENT PROFIT OR LOSS:

     For the Year Ended June 30, 2000
     --------------------------------

                                                                                            SEGMENTS
                                                                    ---------------------------------------------------------
                                                 TOTALS             MOTION PICTURES         MARKETING             HOLDING CO.
                                               -----------          ---------------        -----------            -----------
     Revenues from external customers          $ 3,205,892            $ 131,656.00         $ 3,074,236             $        -

     Intersegment revenues                           1,367                       -               1,367                      -

     Interest income                                15,559                  11,524                   -                  4,035

     Interest expense                            1,169,115               1,138,251              30,864                      -

     Depreciation and amortization               1,750,754                 973,991             776,763                      -

     Operating profit (loss)                    (5,452,502)             (4,523,165)           (933,372)                 4,035

     Segment assets                             20,987,165              15,787,691           1,405,154              3,794,320


     For the Year Ended June 30, 1999
     --------------------------------

                                                 TOTALS             MOTION PICTURES          MARKETING            HOLDING CO.
                                               -----------          ---------------        -----------            -----------
     Revenues from external customers          $ 6,120,094             $ 4,429,388         $ 1,690,706             $        -

     Intersegment revenues                          88,761                       -              88,761                      -

     Interest income                                20,107                  20,086                  21                      -

     Interest expense                              143,353                 129,194              14,159                      -

     Depreciation and amortization               3,633,458               3,584,700              48,758                      -

     Operating profit (loss)                      (958,455)               (326,769)           (631,686)                     -

     Segment assets                              9,663,148               8,209,827           1,453,321                      -

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on profit or loss from operations before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

     RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS:

     Information for the Company's reportable segments relates to its consolidated totals as follows:

                                                                For the Years Ended June 30,
                                                          ------------------------------------------
                                                                 2000                    1999
                                                          -------------------      -----------------
Revenues
--------

    Total revenues for reportable segments                       $ 3,207,259            $ 6,208,855

    Elimination of intersegment revenues                              (1,367)               (88,761)
                                                          -------------------      -----------------

    Total consolidated revenues                                  $ 3,205,892            $ 6,120,094
                                                          ===================      =================

Income or Loss
--------------

    Total loss for reportable segments                           $(5,452,502)            $ (900,455)

    Elimination of intersegment income                                29,000                (29,000)
                                                          -------------------      -----------------

    Loss before income tax                                       $(5,423,502)            $ (929,455)
                                                          ===================      =================

Assets
------

    Total assets for reportable segments                        $ 20,987,165            $ 9,663,148

    Eliminations of intersegment transactions                     (3,274,936)            (2,933,240)
                                                          -------------------      -----------------

    Consolidated total                                          $ 17,712,229            $ 6,729,908
                                                          ===================      =================


     MAJOR CUSTOMER INFORMATION:

     Revenues from three customers of the Company's marketing and advertising segment represent approximately $1,069,852 or 33.3% (13.6%, 12.9%, 6.8%)
     of the Company's consolidated revenues, for the year ended June 30, 2000.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 8 - DEBT OBLIGATIONS

                                                                                                      June 30,
                                                                                     --------------------------------------
                                                                                           2000                   1999
                                                                                     ----------------         -------------
            Mercantile National Bank credit line, entered
               into March 1999 with monthly principal
               payments of $8,333, plus interest at 8.75%
               per annum.  The credit line matures
               March 2000.                                                                $         -         $     75,000

            WestAmerica Bank note assumed February
               1999 with monthly principal payments of $2,500
               plus a variable rate of interest currently 12.00%
               per annum.  The debt matures September 2000.                                     5,000               35,000

            WestAmerica Bank note assumed February
               1999 with monthly principal payments of $1,637
               plus a variable rate of interest currently 12.00%
               per annum.  The debt matures September 2000.                                     3,274               22,917

            WestAmerica Bank credit line, assumed January 1999.
               The interest rate is 12.50% per annum.                                          44,931               46,660

            Note entered into February 11, 1999 with
               principal payable quarterly at $375,000 beginning
               three months following the date of the first
               advance plus interest at 13.50% per annum.
               the note matures February 2000.                                                      -            2,000,000

            Note entered into January 2000, with interest payable
               quarterly at a variable rate of interest currently
               10.50%.  The note matures December 2001.                                     1,000,000                    -

            Note entered into February 2000, with interest payable
               quarterly at a 8% rate of interest.  The note matures
               September 2000.                                                                100,000                    -

            Note entered into March 2000, with interest payable
               quarterly at a 9% rate of interest.  The note matures
               December 2000.                                                                 100,000                    -

            Note entered into March 2000, with interest accruing
               at a rate of 7.5%.  The note is secured by the foreign
               rights to My First Mister.  The note matures April 2001.                     1,607,017                    -

            Note entered into April 20, 2000 with a 30% premium
               which is being accrued as interest due on maturity.  The
               principal balance is $2,500,000 with $457,627 of interest.  The
               note matures August 2000 (from a majority shareholder)                       2,957,627                    -
                                                                                     ----------------         -------------
                                                                                          $ 5,817,849          $ 2,179,577
                                       Less:  Current Portion                               4,776,918            2,126,925
                                                                                     ----------------         -------------
                                                                                          $ 1,040,931          $    52,652
                                                                                     ================         =============
            Future aggregate debt maturities are as follows:

                    Year Ending
                      June 30                                           Amount
                    -----------                                      -----------
                         2001                                        $ 4,319,291
                         2002                                          1,002,210
                         2003                                              2,675
                         2004                                              2,993
                         2005 and Thereafter                              33,053
                                                                     -----------
                                                                     $ 5,360,222
                                                                     -----------

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     The holder of the February 1999, $2,000,000 note received as additional consideration, 250,000 warrants to purchase the Company's common stock. The fair value of the warrants was determined using the Black-Scholes valuation model to be $450,000 and has been recorded as an unamortized debt discount to be amortized as interest over one year, the term of the debt. The unamortized loan discount at June 30, 2000 and 1999 was $0 and $275,687 respectively.

     Total interest expense for these obligations for the years ended June 30, 2000 and 1999 was $1,116,915 and $143,353 respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS:

     The Company has receivables totaling $210,734 from its officers. The receivables are due between July 2002 to September 2003. The receivables at June 30, 2000 carry a stated rate of interest of 8%. Prior to January 2000 the Company loaned funds to its officers without interest.

     Producer's fee payable of $300,000 is owed to the Company's chief executive officer. By agreement between the chief executive officer and the Company, the full amount is being deferred without interest until there are sufficient funds out of proceeds from the distribution of the "New Swiss Family Robinson" production to pay off the outstanding amount.

     The Company's chief executive and his wife are employed by Sundowning, Inc. as the executive producer and the producer of the motion picture "Diamonds". For their services, they are to receive fees totaling $250,000, of which $150,000 is deferred, without interest. The agreement becomes effective as of the release date of the film. Producer fees of $100,000 were paid by June 30, 1999. A bonus of $40,000 was paid to the Company's chief executive's wife during the fiscal year ended June 30, 2000.

     The Company's chief executive and his wife are employed by My First Mister and Bride of the Wind as the executive producer and producer of those respective motion pictures. For their services they were paid $375,000 during the fiscal year ended June 30, 2000.

     The Company entered into several loan agreements with its principal shareholder. The total amount financed for the years ended June 30, 2000 and 1999 were $4,500,000 and $2,000,000 respectively. Additionally, the Company granted 250,000 warrants and 250,000 shares of restricted common stock as additional consideration for those loans. The Company later negotiated extensions of the initial payment of principal in return for which the Company issued 250,000 shares of Company common stock to the fund. On February 28, 2000 the Company entered into an agreement to extinguish $4,000,000 by converting the principal amount of the loans into common stock of the Company and to forgive the unpaid interest. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder. As of the date of the agreement the Company owed $376,100 in interest to the entities controlled by the majority shareholder. As a result of this transaction the Company recorded an extraordinary loss of $4,553,982 after taxes or $.51 per share. The agreement does not effect any of the previous additional consideration granted by the Company.

     Mr. Green was employed by Total Films UK Limited, a wholly owned subsidiary of the Company, as the executive producer of THE NEW SWISS FAMILY ROBINSON. For his services, Mr. Green earned $300,000 and screen credit as producer of the film. Payment of the cash consideration has been deferred, without interest, until the film recoups its negative costs. Mr. Green is also an officer and a director of Total Films UK Limited.

     A director received stock options for the purchase of 75,000 shares at $2.00 per share in August 1998. He exercised this option in February 2000, by canceling 30,000 options. He received 45,000 shares through such exercise.

     In February 1999 the Company assumed the repayment of two loans and one line of credit with a total principal amount of $150,000, the balance of which at June 30, 2000, was $12,274, between Red Sky Films, LLC and Skyrocket, LLC as the borrowers and Westamerica Bank as the lender.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     Assumption of the loans and the line of credit were required pursuant to the acquisition agreement between the Company and Skyrocket, LLC.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     LEGAL MATTERS

     The Company was named in a dispute with the Screen Actors Guild Pension Plan (the "Plan"). The Plan was awarded a judgement of $56,525 for back pension contributions owed pertaining to the motion picture New Swiss Family Robinson. The amount rendered in the judgement has been accrued by the Company as of June 30, 2000.

     LINE OF CREDIT

     The Company has a line of credit from Mercantile National Bank for $140,000. This irrevocable letter of credit is secured by TCI's account receivable. This line of credit was granted in April 2000 and expires February 2001. The Company uses this letter of credit to secure office space in San Francisco.

     EMPLOYMENT AGREEMENTS

     The Company has an employment contract with key executive officers that expire from December 31, 2000 to August 31, 2004. In addition to a base salary, the agreements provide for a cash bonus and a supplemental bonus based on pre-tax earnings. The Company is obligated for $1,662,501 under the terms of the various employment agreements.

     CAPITAL LEASE

     The Company currently leases certain office equipment with lease terms expiring February 2002 through May 2003. These capital lease obligations have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $104,116 is included in office equipment in the accompanying balance sheet. Accumulated depreciation at June 30, 2000 and 1999 includes $18,621 and $2,673, respectively, related to the capitalized cost of the office equipment. Future minimum lease payments are as follows:

              Year Ending
               June 30,                          Lease Payments
          ---------------------                  --------------
                 2001                                $ 60,546
                 2002                                  57,327
                 2003                                   9,248
                                                     --------
          Total future minimum
             lease payments                          $127,121
                                                     ========

     OPERATING LEASE

     The Company has entered into lease agreements for its office facilities and other office equipment under noncapitalized leases with terms ranging from two to five years and monthly payments from $222 to $22,838. Future minimum lease payments are as follows:

              Year Ending
               June 30,                          Lease Payments
          ---------------------                  --------------
                 2001                               $  518,728
                 2002                                  518,728
                 2003                                  381,698
                 2004                                  240,534
                 2005                                  196,883
                                                    ----------
          Total future minimum
            lease payments                          $1,856,573
                                                    ==========

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     Total rental expense included in the financial statements for the years ending June 30, 2000 and 1999 was $311,025 and $243,011, respectively.

NOTE 11 - INCOME TAXES:

     The Company has available at June 30, 2000 and 1999, unused operating loss carryforwards of approximately $11,800,000 and $1,700,000, respectively, which may be applied against future taxable income and which expire in various years through 2019. The amount of and ultimate realization of the benefits from operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the tax effect of loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

     The Company's net deferred tax assets (using a federal rate of 34%) consisted of the following at:

                                                 June 30, 2000           June 30, 1999
                                                 -------------           -------------
          Deferred Tax Assets                     $ 4,012,000             $   578,000
          Deferred Tax Asset Valuation             (4,012,000)               (578,000)
                                                  -----------             -----------
          Net Deferred Tax Assets                 $      --               $      --
                                                  ===========             ===========


NOTE 12 - STOCKHOLDERS' EQUITY:

     STOCK OPTION PLAN:

     In July 1998, the Company adopted a Non-Qualified Stock Option Plan (the "Plan"). As of June 2000, approximately 800,000 shares of Common Stock are reserved for future issuance under this plan. The Plan allows for the Company to grant stock options to purchase shares of the Company's authorized but unissued Common Stock to officers, key employees, non-employee directors and consultants. Options are generally priced at the fair market value of the stock on the date of grant. Options are generally exercisable immediately but unvested shares are held in escrow. Options currently expire no later than five years from the date of grant. The Plan will terminate on June 19, 2008. As of June 30, 2000 and 1999, approximately 730,000 shares of Common Stock were issued by the Plan.

     INDIVIDUAL STOCK OPTION AGREEMENTS:

     The Company grants stock pursuant to individual stock option agreements. The Company granted 752,500 and 230,000 options to employees under such agreements for the years ended 2000 and 1999, respectively.

     Information relative to stock option activity is as follows (in thousands):

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


     The following table summarizes information concerning currently outstanding and exercisable options:

                                                                             Weighted
                                                            Options          Average
                                                           Available         Exercise
                                                             Shares           Price
             Options Outstanding at July 1, 1998                     -              $ -
             Granted                                               960             2.00
             Exercised                                               -                -
             Cancelled                                               -                -
                                                          -------------    -------------

             Options Outstanding at June 30, 1999                  960           $ 2.00

             Granted                                               752           $ 2.44
             Exercised                                             (45)            1.63
             Cancelled                                               -                -
                                                          -------------    -------------

             Options Outstanding at June 30, 2000                1,667           $ 2.28


     Using Black-Scholes option valuation model, the weighted average estimated fair value of employee stock options granted in the year ended June 30, 2000 was $1.10.


                                    Option Outstanding                   Option Exercisable
                         ----------------------------------------     ------------------------
                                           Weighted
                                           Average       Weighted                     Weighted
                                          Remaining      Average                      Average
         Range of           Number       Contractual     Exercise        Number       Exercise
     Exercise Prices     Outstanding         Life          Price      Exercisable      Price
     ---------------     -----------     -----------     --------     -----------     --------
     $2.00 - $5.00        1,667,500          2.04         $2.23        1,432,500       $2.05


     STOCK BONUS PLAN:

     In January 2000 the Company adopted a Stock Bonus Plan ("Stock Bonus Plan") which allows the Company to issue up to 50,000 restricted shares of the Company's common stock to directors, officers, employees, and others who have performed bona fide services for the Company. Pursuant to the terms of the Stock Bonus Plan, the Company issued 7,500 shares with a fair value of $31,875 to an employee of the Company during the year ended June 2000.

     STOCK - BASED COMPENSATION:

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan other than for the stock options granted to non-employee directors and consultants. Had compensation cost for the Company's other options granted been determined based upon the fair value at the grant date for awards under this plan been consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


          Net Loss as Reported               $ (10,104,268)

          Proforma Net Loss                    (10,200,003)

          Basic Net Loss per
            Share as Reported                        (1.10)

          Proforma Basic Net
            Loss per Share                           (1.12)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted average assumptions used for grants.

          Expected Stock Price Volatility                          0.672%

          Risk-Free Interest Rate                                      6%

          Expected Lives (In Years)                                    3


NOTE 13 - MOTION PICTURE COSTS

     The Company's film production business has completed three motion pictures since its inception: The New Swiss Family Robinson, Diamonds and Chick Flick. The Company currently has two other films that are in production: My First Mister and Bride of the Wind. The Company is also developing other full length feature films. As of June 30, 2000 the components of motion picture costs are as following:

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


            Released                                                   $ 5,624,823
            Completed But Not Released                                     364,051
            In Production                                                5,817,317
            Preproduction                                                1,301,339
                                                                 ------------------

              Total Motion Picture Costs                              $ 13,107,530
              Less: Accumulated Amortization                            (3,611,722)
                                                                 ------------------

              Net Motion Picture Costs                                 $ 9,495,808
                                                                 ==================


     The Company capitalizes all film costs which include all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest. Participation costs are accrued based on the individual-film-forecast-computation method. Exploitation costs are expensed as incurred.

     The Company recorded amortization costs for the years ended June 30, 2000 and 1999, of $118,013 and $3,493,709, respectively. The Company expects to amortize approximately 22% of its completed films cost for the fiscal year ending June 30, 2001. The Company does not have any accrued participation costs that will be paid in the upcoming fiscal year.

     In addition the Company determined that one of its completed films Diamonds had been impaired as a result of the films actual performance subsequent to release failing to generate sufficient exploitation proceeds to substantiate its capitalized costs. For the years ended June 30, 2000 and 1999, the company expensed $1,091,047 and $51,959 of previously capitalized motion picture costs.

NOTE 14 - PRODUCTION FUNDING ARRANGEMENTS:

     The Company has entered into various production funding arrangements for the motion pictures which it produces. These contracts specify that the Company and a third party will co-produce and exploit the feature films. In exchange for the co-production rights the third party will make a financial contribution for the costs incurred in the exploitation of the film. All incoming exploitation proceeds are allocated between the Company and the third parties as specified by the production funding arrangements. Generally the third parties insure their production funding contributions, with the Company assuming no liability for the third parties recoupment of their investment. As of June 30, 200 and 1999 third parties had contributed $5,179,195 and $7,219,391, respectively under these agreements. These contributions have been netted against the total cost of the motion pictures.

     The Company has insured itself for $1,000,000 for its investment in the motion picture Diamonds which was recognized in the year ended June 30, 2000. This policy commenced November 1998, effective for 36 months at which time the net revenue for the film less than the insured amount will be remitted to the Company.

NOTE 15 - RESTATEMENTS OF FINANCIAL STATEMENTS

     The accompanying financial statements for the period ended June 30, 1999 have been restated to correct an error in the calculation of the value of options granted to directors. The effect of the restatement is a decrease of the net loss for the year ended June 30, 1999 by $534,950.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 15 - SUBSEQUENT EVENTS:

     In July 2000, the Company received an extension on the $2,500,000 loan entered into April 2000 with its majority shareholder. In exchange for the extension the Company issued 500,000 shares of common stock.

     In August 2000, the Company completed its offering in China II. The Company received the balance owed from the joint private offering in the Company and China II. The common stock of the Company has not been issued to its investors or as a placement fee as of the date of the auditors' report. Also in August, the Company received a $1,000,000 working capital loan from its principal shareholder. The loan bears interest at 12% per annum payable quarterly. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The Company also paid a consulting fee of $70,000 and have agreed to issue five year warrants to purchase 100,000 shares at $3.50 per share to Capital Research, Ltd. in connection with the loan.