Form 10QSB
period 2000-09-30
TOTAL FILM GROUP INC
filed 2000-11-20
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                         Commission File Number: 0-30227

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 16, 2000, there were 13,648,899 shares of the Registrant's Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                     September 30, 2000          June 30, 2000
                                                                     --------------------     ---------------------
CURRENT ASSETS                                                           (Unaudited)
    Cash and Cash Equivalents                                          $       887,126         $       448,102
    Time Certificate of Deposit                                                 20,692                  20,692
    Accounts Receivable                                                        622,137               1,181,579
    Related Party Receivable                                                   243,043                 218,954
    Deferred Production Costs                                                  145,198                 103,221
    Prepaid Expenses                                                            25,450                 281,347
    Unamortized Placement Fee                                                  600,861                       -
                                                                     -----------------        -----------------
             TOTAL CURRENT ASSETS                                            2,544,507               2,253,895

OTHER ASSETS

    Film Costs, Net of Amortization                                         10,086,624               9,495,808
    Property and Equipment, Net of Amortization                                172,984                 200,714
    Investment in MeetChina.com                                              3,868,956               3,745,090
    Recoverable Insurance Costs                                              1,000,000               1,000,000
    Deposits                                                                   261,640                 538,483
    Goodwill, Net of Amortization                                              276,961                 282,186
    Capitalized Financing Fees                                                 196,053                 196,053
                                                                     -----------------        -----------------
                                                                            15,863,218              15,458,334
                                                                     -----------------        -----------------
                                                                       $    18,407,725         $    17,712,229
             TOTAL ASSETS                                            =================        =================

                                         LIABILITIES
CURRENT LIABILITIES

    Debt Maturing within One Year                                      $     5,509,188         $     4,319,291
    Current Portion of Capital Lease                                            44,018                  45,464
    Accounts Payable and Accrued Expenses                                    2,443,407               2,273,161
    Deferred Revenue                                                           367,832                 227,163
    Producer's Fee Payable, Related Party                                      600,000                 600,000
                                                                     -----------------        -----------------
          TOTAL CURRENT LIABILITIES                                          8,964,445               7,465,079
                                                                     -----------------        -----------------
LONG-TERM LIABILITIES

    Long-Term Debt, Net of Current Portion                                   1,022,282               1,040,931
    Capital Lease, Net of Current Portion                                       50,087                  57,905
                                                                     -----------------        -----------------
          TOTAL LONG-TERM LIABILITIES                                        1,072,369               1,098,836
                                                                     -----------------        -----------------
          TOTAL LIABILITIES                                                 10,036,814               8,563,915
                                                                     -----------------        -----------------
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                         829,550                 829,550
                                                                     -----------------        -----------------

           See Notes to Condensed Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


      STOCKHOLDERS' EQUITY
                                                                       September 30, 2000        June 30, 2000
                                                                      --------------------     -----------------
                                                                            (Unaudited)
    Preferred Stock - Par Value $3 per Share; Authorized
       1,080,000 Shares; Issued and Outstanding 738,600                      2,215,800                2,215,800
    Common Stock, $0.001 Par Value; Authorized 50,000,000
       Shares; Issued and Outstanding 12,693,633 and 12,335,299
       Shares Respectively                                                      12,694                   12,336
    Additional Paid-in Capital                                              19,347,677               17,976,175
    Accumulated Deficit                                                    (14,034,810)             (11,885,547)
                                                                     -----------------        -----------------
          TOTAL STOCKHOLDERS' EQUITY                                         7,541,361                8,318,764
                                                                     -----------------        -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS'                          $    18,407,725         $     17,712,229
             EQUITY                                                  =================        =================

           See Notes to Condensed Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended September 30,
                                                        --------------------------------------
                                                              2000                   1999
                                                        ----------------        --------------
REVENUE
    Film Production Income                              $       311,511         $            -
    Advertising and Marketing Fees                              249,056                556,542
                                                        ---------------         --------------
                                                                560,567                556,542
                                                        ---------------         --------------
COSTS AND OPERATING EXPENSES
    Production and Design Costs                                 196,608                443,297
    Selling, General & Administrative Expenses                1,323,775                472,363
    Depreciation and Amortization                                17,602                 49,043
                                                        ---------------         --------------
          TOTAL COSTS AND OPERATING EXPENSES                  1,537,985                964,702
                                                        ---------------         --------------
          LOSS BEFORE OTHER INCOME (EXPENSES)                  (977,418)              (408,160)
                                                        ---------------         --------------
OTHER INCOME (EXPENSE)
    Interest Income                                              12,160                    289
    Interest Expense                                           (362,203)               (99,036)
    Amortization of Placement Fee                              (822,866)              (210,337)
    Miscellaneous Income                                          1,063                 18,344
                                                        ---------------         --------------
          TOTAL OTHER INCOME (EXPENSE)                       (1,171,846)              (290,740)
                                                        ---------------         --------------
          NET LOSS                                      $    (2,149,263)        $     (698,900)
                                                        ===============         ==============
BASIC LOSS PER SHARE                                    $         (0.17)        $        (0.08)
                                                        ===============         ==============
WEIGHTED AVERAGE NUMBER OF BASIC
    COMMON SHARES OUTSTANDING                                12,464,285              8,780,000
                                                        ===============         ==============

           See Notes to Condensed Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended September 30,
                                                                    -------------------------------------
                                                                           2000              1999
                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                                             $(2,149,263)   $  (698,900)
                                                                         -----------    -----------
    Adjustments to Reconcile Net Loss to Net Cash
       Provided By (Used in) Operating Activities:
          Prodeeds from Production Funding Arrangements                      (14,051)            --
          Cash Used in Motion Picture Development                           (590,816)      (153,456)
          Fair Value of Equity Granted and Other Non-Cash Transactions        65,474             --
          Depreciation and Amortization                                       17,602         49,042
          Amortization of Placement Fees                                     822,866        210,337
          Decrease (Increase) in Assets:
            Accounts Receivable                                              559,442        (31,488)
            Related Party Receivable                                         (24,089)       (76,313)
            Deferred Costs                                                   (41,977)            --
            Prepaid Expenses                                                 255,897         24,105
            Deposits                                                         276,843         (9,000)
          Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses                            170,246         32,284
            Deferred Revenue                                                 140,669            -
                                                                         -----------    -----------
                  TOTAL ADJUSTMENTS                                        1,638,106         45,511
                                                                         -----------    -----------
                  NET CASH PROVIDED (USED) BY OPERATING
                     ACTIVITIES                                             (511,157)      (653,389)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

       Cash Proceeds from the Redemption of Certificate of Deposit               -            7,561
       Cash Used to Purchase Investment in MeetChina.com                    (253,910)           -
       Other Assets                                                              -           37,472
       Purchase of Property and Equipment                                        -         (106,856)
                                                                         -----------    -----------
                  NET CASH (USED) BY INVESTING
                     ACTIVITIES                                             (253,910)       (61,823)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from Loans                                                 1,197,371      1,200,000
       Proceeds from the Issuance of Stock                                    42,107            -
       Principal Payments Made on Loans                                      (26,123)       (74,436)
       Principal Payments on Capital Lease Obligations                        (9,264)        (1,121)
                                                                         -----------    -----------
                  NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                            1,204,091      1,124,443
                                                                         -----------     ----------
                  NET INCREASE (DECREASE) IN CASH AND
                     CASH EQUIVALENTS                                        439,024        409,231

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         448,102      1,130,179
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $   887,126    $ 1,539,410
                                                                         ===========    ===========

           See Notes to Condensed Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Total Film Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain reclassifications have been made in the June 30, 2000 consolidated financial statements to conform to the September 30, 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

2. The Company has a need for additional capital in order to provide working capital for its current business plans. Management believes it will be able to secure sufficient financing to carry out its business plan, supported in part by written assurance from the Company's major lender and majority stockholder that current debt will be extended if needed to June 30, 2001 and beyond and has given verbal assurance to management that it will enable or provide additional funding to carry out the business plan.

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

3. The Company obtained a convertible promissory note of $1,000,000 from its majority shareholder. The note, convertible into Company common stock at $3 per share has a stated rate of interest of 12%, is dated August 14, 2000 and is redeemable nine months from the date of issuance. Under the terms of the note, the Company transferred ownership of 30,000 shares of MeetChina.com to the lender. The financial consultant who arranged the financing received a fee of 7% of the convertible promissory note and 100,000 stock warrants exercisable at $3.50 per share.

4. The Company extended a debt obligation for $2,500,000 dated April 20, 2000 originally due August 15, 2000. The note from the majority shareholder was extended until November 13, 2000. Under the extension granted by the lender, the Company can roll over the loan on a monthly basis. For this right the Company agreed to issue 166,667 shares of common stock for each monthly extension.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended September 30, 2000, for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Movie release revenues fluctuate based upon the timing of theatrical motion picture and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical and home video products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

     Design fees are influenced by vendor demand and the seasonal nature of the marketing and advertising services provided by the Company and generally peak in the spring and summer.

RESULTS OF OPERATIONS


                                                                    Three Months Ended September 30,
                                                    -------------------------------------------------------------
                                                                               (unaudited)
                                                            2000                        1999          % Change
                                                      ----------------            ----------------  ------------
REVENUE
     Film Production Income                             $      311,511             $           -         N/A
     Advertising and Marketing Fees                            249,056                     556,542      -55%
                                                      ----------------            ----------------
                                                               560,567                     556,542        1%
                                                      ----------------            ----------------
OPERATING EXPENSES
     Production and Design Costs                               196,608                     443,297      -56%
     Selling, General & Administrative Expenses              1,323,775                     472,363      180%
     Depreciation and Amortization                              17,602                      49,043      -64%
                                                      ----------------            ----------------
                                                             1,537,985                     964,702       59%
                                                      ----------------            ----------------
            LOSS FROM OPERATIONS                              (977,418)                   (408,160)     139%
                                                      ----------------            ----------------

OTHER INCOME (EXPENSE)
     Interest Income                                            12,160                         289     4108%
     Interest Expense                                         (362,203)                    (99,036)     266%
     Amortization of Placement Fee                            (822,866)                   (210,337)     291%
     Miscellaneous Income                                        1,063                      18,344      -94%
                                                      ----------------            ----------------
                                                            (1,171,846)                   (290,740)     303%
                                                      ----------------            ----------------
            NET LOSS                                    $   (2,149,263)            $      (698,900)     208%
                                                      ================            ================
BASIC LOSS PER SHARE                                    $        (0.17)            $         (0.08)    -113%
                                                      ================            ================

     Net loss and basic loss per share for the quarter increased by 208% and 113% to ($2,149,263) and ($.17), respectively. These increases were driven by the Company's need for additional financing and exploitation costs associated with marketing the Company's film library. Interest expense increased due to higher average debt balances in the current year. Amortization of placement fees increased due to the Company's lenders requiring a supplemental fee in order to obtain or extend our debt obligations. The Company incurred over $300,000 of marketing and advertising costs for its motion picture DIAMONDS which was released on video during the current quarter. The increase in film production revenue was offset by a decrease in advertising revenues.

     In early July 2000, the Company completed its joint private offering in Total China II to raise funds for the purchase of shares in MeetChina.com. The offering which began May 2000, raised $3,693,000 of which Total China II realized gross proceeds of $2,215,000 and the Company realized gross proceeds of $1,477,200. Of the total proceeds raised, the Company received $42,107 in the current quarter with the difference received in the last quarter of the fiscal year ended June 30, 2000. The Company's proceeds of the offering were used for general working capital and the proceeds to Total China II were used to purchase shares in MeetChina.com. In the current quarter Total China II used previously received funds from the private placement to purchase $253,910 of equity securities in MeetChina.com. In connection with this private offering, a cash fee of $369,000 was paid in the previous year as a commission to the administrator of the placement. In addition to the cash fee the administrator was issued 50,000 shares of the Company's common stock in June 2000 as compensation for their services.

BUSINESS SEGMENT RESULTS

                                                                      Three Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                                  (unaudited)
                                                              2000                        1999           % Change
                                                       -------------------         -------------------  ------------
REVENUE

     Film Production                                   $       311,511              $           -           N/A
     Advertising and Marketing                                 249,056                     556,542         -55%
                                                      ----------------            ----------------
                                                               560,567                     556,542           1%
                                                      ----------------            ----------------
OPERATING EXPENSES
     Film Production                                           883,258                     135,549         552%
     Advertising and Marketing                                 654,727                     829,153         -21%
                                                      ----------------            ----------------
                                                             1,537,985                     964,702          59%
                                                      ----------------            ----------------
            LOSS FROM OPERATIONS                              (977,418)                   (408,160         139%
                                                      ----------------            ----------------
OTHER INCOME (EXPENSE)
     Film Production                                        (1,167,696)                   (303,335)        285%
     Advertising and Marketing                                  (4,150)                     12,595        -133%
                                                      ----------------            ----------------
                                                            (1,171,846)                   (290,740)        303%
                                                      ----------------            ----------------
            NET LOSS                                   $    (2,149,263)             $     (698,900)        208%
                                                      ================            ================

     FILM PRODUCTION

     Revenues increased to $311,511, driven by the domestic home video release of DIAMONDS. In the previous year the Company did not release any motion pictures during the corresponding period.

     Operating expenses increased by $747,709 or 552% to $883,258, reflecting an increase of $356,361 for the exploitation of the Company's film library. Increased spending on professional fees of $136,207, compensation of $86,802 and travel of $26,827 was incurred as the Company aggressively pursued new film opportunities which contributed to the increase in operating expenses for the quarter. Overall general and administrative expenses increased as the Company acquired an additional 1,900 square feet of office space for the corporate headquarters and the value of warrants granted in non-cash transactions increased by $93,761.

     Other expenses increased by $864,361 or 285% to $1,167,696, reflecting an increase of $612,259 for the amortization of placement fees. The Company's lenders have required supplemental fees or common stock as a condition to obtain or refinance our debt obligations. The supplemental charges will be amortized over the duration of the refinanced or new debt. Interest expense increased $263,705 due to the Company maintaining a higher average debt balance at higher rates of interest in the current year.

     Advertising and Marketing

     Revenues decreased by $307,486 or 55% to $249,056, reflecting the closure of the advertising and marketing's San Francisco operations effective July 6, 2000. In the previous year, the San Francisco office generated an additional $190,435 of revenues. Revenue was further reduced by the Company deferring an additional $140,669 of revenue due to the incomplete status on several large projects.

     Operating expenses decreased by $174,426 or 21% to $654,727, reflecting a $246,689 or 56% decrease in production costs associated with the segment's revenues. The decrease in production costs was offset by an increase in rent of $56,750 for office space in San Francisco; the lease was entered into late in the previous fiscal year on the now unoccupied space. The Company is actively trying to sublet the property.

     Other income decreased by $16,745 or 133% to ($4,150), reflecting a decrease of $17,281 in miscellaneous income recognized from the sale of non-capitalized equipment in the current period.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 2000, cash used by operations decreased by $142,232 to ($511,157) as the result of increased collection of receivables, refunds of prepaid expenses and deposits, increased liabilities and increased amortization costs offset the increased spending on motion picture development.

     The Company expects its film production segment to continue to enter into production funding arrangements for developing and releasing feature length motion pictures.

     The Company has a need for additional capital in order to provide working capital for its current business plan. Management believes it will be able to secure sufficient financing to carry out its business plan, supported in part by written assurance from the Company's major lender and majority stockholder that current debt will be extended, if needed, to June 30, 2001, and beyond and has given verbal assurance to management that it will provide additional funding to carry out the Company's business plan.

     The Company's continued expansion of its business will depend substantially upon the availability of cash flow from operations or its ability to raise additional funds. As a result, the Company may be required to seek additional financing sooner than anticipated. There is no assurance that the Company will be able to obtain additional financing when needed, or on terms acceptable to it. In the event the Company cannot obtain additional funds when needed on acceptable terms, it may be forced to limit its future operations, which could have a materially adverse impact on its business.

FORWARD-LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the film and advertising industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include the following:

     - Films released by the Company may not be critically or financially successful.

     -    Funding for producing films may not be available.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following unregistered sales of securities were made by the Company during the quarter ended September 30, 2000:

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

     In August 2000 the Company borrowed $1,000,000 for working capital from entities controlled by Michael Lauer, one of the Company's principal shareholders. The loan will bear interest at 12% per annum, payable quarterly, and will be due May 15, 2001. The Company will be obligated to repay the loan out of proceeds of any financing greater than $3,000,000. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The shares will have one demand and piggyback registration rights. The Company also paid a consulting fee of $70,000, and has agreed to issue five-year warrants to purchase 100,000 shares at $3.50 per share, to Capital Research Ltd. in connection with the loan. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the $70,000 and 100,000 warrants paid to Capital Research, Ltd.

     In April 2000 the Company borrowed $2,500,000 from four accredited investors and issued a promissory note to such investors representing such loan. In August 2000 the loan was extended until October 14, 2000, and the Company issued 333,334 shares to such lenders for the granting of the extension. In addition, the Company issued 25,000 shares to Capital Research, Ltd. for consulting services in connection with the extension of the loan. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the 25,000 share fee paid to Capital Research, Ltd.

     In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. Pursuant to the terms of the consulting agreement, on September 1, 2000, the Company issued warrants to Capital to purchase 25,000 shares of common stock. The warrants are exercisable immediately at $4.00 per share at any time through September 1, 2005. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. The investor was believed to be sophisticated at the time of the issuance and had access to the type of information contained in a prospectus. Such investor delivered appropriate investment representations with respect to such transaction and consented to the imposition of restrictive legends upon the certificate evidencing such securities. No general solicitations were made in connection with the transaction.

ITEM 5. OTHER INFORMATION

     On October 13, 2000, Monique L. Jones resigned as chief financial officer of the Company. On November 6, 2000, Peter Dattilo was appointed as chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is attached hereto:

     Exhibit No.    Description

        27.1        Financial Data Schedule

     (b) Reports on Form 8-K: On July 19, 2000, the Company filed a Form 8-K dated July 10, 2000, to report an Item 4 event, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Total Film Group, Inc.


Date: November 17, 2000             By /s/ Gerald Green
                                       ------------------------------
                                       Gerald Green, President


Date: November 17, 2000             By /s/ Peter Dattilo
                                       ------------------------------
                                       Peter Dattilo, Chief Financial
                                       Officer and Principal Accounting Officer