Form 10KSB/A
period 2000-06-30
TOTAL FILM GROUP INC
filed 2000-12-26
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Form 10-KSB/A-1

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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 8, 2000, there were 14,073,899 shares of the Registrant's Common Stock outstanding.


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

                                                                           Percent
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


     In February 1998, the Company incorporated a wholly owned subsidiary, Total Design, Inc., a California corporation engaged in providing marketing and advertising services. Total Design, Inc. changed its name to "Dyer Communications, Inc." on May 26, 1998. Effective January 1999 the Company acquired all of the outstanding stock of Michel/Russo, Inc., a California corporation engaged in marketing and advertising for 100,000 shares of common stock of the Company issued to the two shareholders of Michael/Russo. On March 5, 1999, Dyer Communications, Inc. changed its name to "Total Creative, Inc." Also effective January 1999 Total Creative, Inc. and the Company acquired all of the interest in Skyrocket, LLC, a California limited liability company engaged in web development, e-commerce, and digital advertising for a total of 225,000 shares and $25,000. All of the assets, liabilities, and operations of Skyrocket were transferred to Total Creative, Inc. immediately subsequent to the acquisition effective January 1999. All of the operations of Michel/Russo, Inc. were transferred to Total Creative, Inc. subsequent to the acquisition effective January 1999 and the ownership of Michel/Russo, Inc. was assigned to Total Creative, Inc. in March 2000.


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

In part, the agreement provides that the Company shall issue as of the date of the agreement, five year warrants initially to purchase 100,000 shares. Thereafter the Company shall issue five year warrants to purchase 25,000 shares of common stock starting December 1, 1999, and each quarter thereafter, so long as the agreement is in effect. The exercise price of the warrants is to be set at the closing price of the common stock on the date of the grant. The agreement has no initial term but can be terminated by either party upon ninety days prior notice. The Company is also obligated to pay a monthly fee of $3,000, plus a 7% fee and a grant of warrants to purchase 50,000 shares of common stock for each $1 million raised by such entity for the Company. As of December 1, 2000, the Company had issued a total of 325,000 warrants and 51,657 shares, and had paid $131,500 to Capital Research as compensation pursuant to the agreement.



     On October 20, 1999, the Company incorporated Total China, Inc., a Delaware corporation, as a subsidiary. This entity was formed to act as a holding company to acquire 20% of the capital stock of MeetChina.com, Inc., formerly known as US Business Network, Inc., a Delaware corporation, which has intellectual property rights to the business-to-business e- commerce portal, Meet China.com, and is engaged directly through a subsidiary in promoting imports and exports to and from China through the Internet and providing ancillary services related thereto. In November 1999, Total China, Inc. and the Company conducted a joint private offering to raise funds for the transaction with MeetChina.com, Inc. Total China, Inc. sold 30 units in the private offering. Each unit consisted of
1.6666 shares of common stock of Total China, Inc. and was sold for $66,667 per unit. As a part of the same private offering, the Company sold 30 units, with each unit consisting of three-year warrants to purchase 6,667 shares of the Company's common stock at an exercise price of $3.75 per share. The units were sold by the Company for approximately $6,666.67 each, or $1.00 per warrant. Each warrant holder was granted registration rights, and a right of first refusal to purchase a pro rata amount of the assets of Total China, Inc. Investors were required to purchase both the Total China, Inc. and the Company units in the offering. Total China, Inc. realized gross proceeds of $2,000,000 and the Company realized gross proceeds of $200,000. Also in connection with this private offering, the Company issued warrants to purchase 200,000 shares of common stock to JBRG Consultants as a commission for introducing potential investors to the Company. The proceeds to the Company were allocated to pay the costs of the offering, and the proceeds to Total China, Inc. were used to purchase shares of common stock of MeetChina.com, Inc., which shares ultimately represented 17.58% of the issued and outstanding capital stock of such corporation at closing. This reduction in percentage ownership was a result of an increased valuation of MeetChina.com, Inc. As a result of this offering, the Company now owns slightly in excess of 50% of the outstanding stock of Total China, Inc.

     On or about December 16, 1999, the Company and Total China, Inc. jointly entered into a stock purchase agreement with MeetChina.com, Inc. On December 17, 1999, the Company and Total China, Inc. finalized the agreement with MeetChina.com, Inc., and the stock of MeetChina.com, Inc. was issued to Total China, Inc. Because of subsequent financings by MeetChina.com, Inc., at May 31, 2000, Total China, Inc. owned approximately 11.9% of the outstanding stock of such entity. MeetChina.com, Inc. has the option under the agreement to acquire approximately 5% of the shares purchased by Total China, Inc. at a cash price of two- thirds of the market value of such shares. Such right is only exercisable on the 120th day after an initial public offering of capital stock by MeetChina.com, Inc. on a designated exchange. Until the stock of MeetChina.com, Inc. is listed on a designated exchange, the Company and Total China, Inc. have the right, jointly, to designate one representative to attend meetings of the board of directors of MeetChina.com, Inc. Total China, Inc. has the right of first refusal to purchase any shares to be sold or issued by MeetChina.com, Inc. at less than the price paid by Total China, Inc. Total China, Inc. also has piggy-back registration rights to register its shares in any appropriate registration statement filed by U.S. Business Network, Inc. with the U.S. Securities and Exchange Commission after the initial public offering and which includes shares of the founders of MeetChina.com, Inc.

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





     In August 2000 the Company borrowed $1,000,000 for working capital from Michael Lauer, and from Lancer Partners and Viator Fund, entities controlled by Michael Lauer, one of our principal shareholders. We have executed a term sheet outlining the terms of the loan . The term sheet provides that the loan will bear interest at 12% per annum, payable quarterly, and that the loan will be due May 15, 2001. The Company will be obligated to repay the loan out of proceeds of any financing greater than $3,000,000. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The shares will have one demand and piggyback registration rights. The Company also transferred 30,000 shares of MeetChina.com pro rata to the lenders as additional consideration for the loan. The Company has also paid a consulting fee of $70,000, and have issued five-year warrants to purchase 100,000 shares at $3.50 per share, to Capital Research Ltd. in connection with the loan.


     In November 2000 the Company borrowed $525,000 for working capital from Lancer Offshore and The Viator Fund, entities controlled by Michael Lauer, one of our principal shareholders. The Company has executed a term sheet outlining the terms of the loan. The term sheet provides that the loan will bear interest at 12% per annum, payable quarterly, and that the loan will be due August 14, 2001. The Company will be obligated to repay the loan out of proceeds of any financing greater than $3,000,000. The loan will be convertible at $2.00 per share, provided that the conversion price will be reduced to $1.50 after nine months from the issuance of the note, and $1.00 per share ninety days thereafter, if the loan remains unpaid. The shares will have one demand and piggyback registration rights. The Company has also paid a consulting fee of $36,750, and have issued five-year warrants to purchase 50,000 shares at $3.00 per share, to Capital Research Ltd. in connection with the loan.

     The Company's business is divided into three segments: the film production business, the advertising and marketing business, and as a holding company. The film production segment is engaged in the production, marketing, and distribution of commercial feature films. The advertising and marketing segment is engaged in the development of advertising and marketing campaigns to provide Internet services for a variety of clients and the Company. The Company also holds the stock of two subsidiaries as a holding company, Total China, Inc. and Total China II, Inc., which in turn own stock of MeetChina.com, Inc., an Internet related business.

THE FILM BUSINESS


     The Company's independent film production business is conducted primarily through the parent, Total Film Group, Inc., and other wholly owned entities created for specific pictures. Because most of the films are financed by different entities, and in keeping with industry practice, the Company creates a new subsidiary for each film it produces. Since January 1997 the Company has produced three films: THE NEW SWISS FAMILY ROBINSON, which aired on January 10, 1999, on ABC's Wonderful World of Disney and was released theatrically abroad; DIAMONDS, which was released domestically in a limited number of movie theaters in December 1999 in order to qualify for Academy Award consideration, and had general domestic release in February 2000 by Miramax Films; and CHICK FLICK, which was completed in 1998 and is scheduled for release in 2001.


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


     "Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of license fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees. The producer may also at times be able to acquire additional production funds through "gap financing," whereby a lender loans a portion of the production funds based on a distributor's estimate of the value of distribution rights. Although "gap financing" is currently available through a variety of lenders, there can be no assurance such lenders will continue to make funds available on this basis in the future. The Company obtained financing through the Lewis W. Horwitz Organization, which is a division of Southern Pacific Bank, for MY FIRST MISTER. The Organization committed $2,050,000 as gap financing for the film. At September 30, 2000, the Company had borrowed $1,804,387 from that arrangement. The funds will be repaid from the international distribution rights to the motion picture. The funds were borrowed at the prime rate plus one and a quarter percent. The due date of the loan is April 30, 2001.

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


     The film's executive producer was Gerald Green, the president/CEO, a director, and a principal shareholder of the Company, pursuant to a producer's agreement between the Company, Total Films UK Limited, and Mr. Green. (See "Certain Relationships and Related Transactions.") The film aired on January 10, 1999, on ABC's Wonderful World of Disney and received one of the highest ratings of any of Disney's shows during the season in that time slot. Pursuant to the agreement between the American Broadcasting Companies, Inc. and Total Film UK Limited, ABC has the exclusive rights to one additional broadcast of the film by January 31, 2002, in the United States, its territories and possessions, Saipan, and Bermuda, but excluding Spanish language broadcasts in Puerto Rico. ABC aired the film a second time on July 23, 2000, thereby extinguishing its exclusive domestic television rights to the film. The domestic television rights have reverted to the Company. The film is scheduled to be released on video during 2001.



     During 1998 the Company completed production of CHICK FLICK. The film was a very low budget picture that was financed entirely by the Company. CHICK FLICK is scheduled for release in 2001.



     The third film is DIAMONDS, staring Kirk Douglas, Dan Aykroyd, and Lauren Bacall. This film was produced by Sundowning, Inc., a wholly owned subsidiary of the Company created for this project. Sundowning, Inc. was incorporated in the State of Nevada on July 16, 1998, and is qualified to do business in the State of California under the name "Sundowning Entertainment." The film was financed through a co-production with a German company, Cinerenta/Cinesun, and Total Film Group, Inc. The executive producers for the film were Gerald Green and Rainer Bienger, and the producer of the film was Patricia Green, the wife of Gerald Green. (See "Certain Relationships and Related Transactions.) "J&M Entertainment" is handling the foreign sales for the film. The film has completed its domestic run and is currently available on video.



     MY FIRST MISTER was filmed on location in Los Angeles in early 2000. The film is now complete and stars an ensemble cast led by Albert Brooks, Lee Lee Sobieski,

John Goodman, Carol Kane and Mary Kay Place. The film was directed by Christine Lahti, who won an Academy Award for her short film LIEBERMAN IN LOVE. The screenplay is by Jill Franklyn. The film was produced by Carol Baum and Jane Goldenring. The executive producer was Gerald Green through the Company's subsidiary, 1st Mr. Inc. The film is scheduled to be released by late 2000 or early 2001. Domestic distribution will be handled by Paramount Classics, while foreign territories are being sold by Mario Kassar and his C-2 Productions.


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




     The Company has entered into a foreign sales agreement with C-2 Pictures, LLC, a California limited partnership composed of equal interests owned by Cinergi Pictures Entertainment, Inc., a Delaware corporation, and Mario Kassar Productions LP, a California limited partnership. The agreement was entered into on August 2, 1999, with Cinergi and was assigned to C-2 Pictures on January 25, 2000. The agreement appoints C-2 Pictures as the exclusive international sales agent on three pictures, the first being MY FIRST MISTER, to be sold by C-2 Pictures throughout the world, except in the United States, its dominions, including Puerto Rico, and English speaking Canada. The term of the agreement shall be for a period of 30 months from the delivery of each picture. The rights to the pictures shall include all forms of the theatrical, non-theatrical, home video, public video, commercial video, pay-television, pay-per- view, video-on-demand, DVD, free television, airline, hotel and ship-at-sea rights throughout the allotted territory. The Company is obligated to advance between $75,000 and $150,000 to C-2 Pictures for the costs and expenses in connection with the distribution, advertising, and exploitation of the film. In addition, C-2 Pictures will receive 10% of the gross receipts derived from sales in the applicable territory until the Company recoups its investment in the picture and the distribution expenses advanced to C-2 Pictures. Thereafter, C-2 Pictures will receive 15% of the gross proceeds.

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


     The Company has also borrowed $2,500,000 to launch the proposed film project featuring the 'N Sync singing group. The funds were borrowed in April 2000 and were evidenced by promissory notes to the investors. The notes were without interest, but carried a premium equal to 30% of the principal. In addition, the investors will receive 6% of the adjusted gross proceeds from the picture in any and all media, including ancillary rights. The notes are secured by the producer's interest in the picture. The notes were originally due August 15, 2000, but were extended until November 13, 2000. For such extension, the Company agreed to issue 166,667 shares to the investors on August 15, 2000, September 15, 2000, and October 15, 2000. The notes were further extended until December 31, 2000. For such extension, the Company issued 350,000 shares to the lenders. The Company also paid a fee to Capital Research of 25,000 shares.



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


     TCI helps clients plan and implement their Internet strategy with a particular emphasis on brand and creative content. Services include marketing and brand consulting, information architecture, graphical user interface design, content development, programming and integration management. TCI's major clients include Tourism Authority of Thailand, KPMG, Eastman Kodak, and MGM Home Entertainment. Since the formation of TCI in March 1999, the Company's strategy has been to enhance TCI's brand awareness and market position including aggressive new business development efforts and negotiation of guaranteed production contracts with key film clients. TCI also supplies the Company with the marketing and creative advertising campaign work required for its films produced "in house," including MY FIRST MISTER and BRIDE OF THE WIND (aka ALMA).


     Revenues from three customers of this segment represented approximately $1,069,852 or 33.3% of the Company's consolidated revenues for the year ended June 30, 2000.

EMPLOYEES


     At December 1, 2000, the Company and its subsidiaries employed 29 persons on a full-time basis. In the film production segment, two are in executive positions, two are administrative, and one is clerical. In addition, the Company has several free-lance production personnel working on various film productions. In the advertising and marketing business, three are in executive positions, sixteen are employed in operations, and two are clerical. The holding company segment does not have any employees. The Company provides to its employees, optionally, medical, dental, and life insurance. In some of its segments, the Company also provides to its employees a 401K plan .


                         ITEM 2. DESCRIPTION OF PROPERTY


     The Company leases approximately 4,962 square feet of office space in Beverly Hills, California. This space is used for the Company's corporate headquarters and the film business. The lease expires on May 31, 2005. Monthly lease payments are $9,468.

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

     Total Creative, Inc. has two major computer equipment leases used in its advertising business. The principal amount of the first lease is $90,000, with monthly payments of $2,062. The sixty month lease was entered into in June 1998. Total Creative, Inc. has the option to purchase the equipment at the end of the lease period at its then fair market value. The second lease was a thirty-six month lease entered into in September 1999. The principal amount of this lease is approximately $110,000. The monthly payments are $3,734. There is an option to purchase the equipment for fair market value at the end of the lease.


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

                                   Quarter       High         Low
                                   -------       ----         ---
FISCAL YEAR ENDED
JUNE 30, 1998                      First       $ 4.50       $ 2.75
                                   Second      $ 3.875      $ 1.125
                                   Third       $ 4.00       $ 2.00

                                   Fourth      $ 4.25       $ 2.00

FISCAL YEAR ENDED
JUNE 30, 1999                      First       $ 3.1875     $ 1.3125
                                   Second      $ 3.75       $ 1.75
                                   Third       $ 5.25       $ 2.625
                                   Fourth      $ 5.875      $ 3.1875

FISCAL YEAR ENDED
JUNE 30, 2000                      First       $ 3.5625     $ 1.3125
                                   Second      $ 4.625      $ 2.6875
                                   Third       $ 8.75       $ 3.8125
                                   Fourth      $ 6.00       $ 1.50

FISCAL YEAR ENDING
JUNE 30, 2001                      First       $ 4.812      $ 2.75



OUTSTANDING OPTIONS, WARRANTS, AND CONVERTIBLE INSTRUMENTS


     At December 5, 2000, the Company had outstanding options exercisable into 1,579,000 shares of common stock. Such options were issued pursuant to the Company's Stock Option Plan and in individual option agreements.



     At December 5, 2000, the Company had outstanding warrants to purchase 1,150,000 shares of common stock. Of the outstanding warrants, 200,000 were issued to investors and 200,000 were issued to JBRG Consultants as a consulting fee in connection with the private offering by the Company in October 1999; 100,000 were issued to Capital Research Ltd. in connection with the $2,000,000 loan from entities controlled by Michael Lauer and others in September 1999; 100,000 were issued to Capital Research Ltd. in connection with the $1,000,000 loan from Michael Lauer and entities controlled by him in August 2000; 50,000 were issued to Capital Research Ltd. in connection with the $525,000 loan from entities controlled by Michael Lauer in November 2000;175,000 were issued to Capital Research Ltd. in connection with its consulting agreement; 250,000 were issued to The Orbiter Fund in connection with the $2,000,000 loan to the Company in February 1999; and 25,000 were issued to Richard Davimos, Jr. in connection with a production loan for the film MY FIRST MISTER.


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


     The Company has borrowed $525,000 from Lancer Offshore and The Viator Fund, entities controlled by Michael Lauer, one of the principal shareholders of the Company. This loan is convertible into shares of common stock of the Company. The loan will be convertible at $2.00 per share, provided that the conversion price will be reduced to $1.50 following six months from the date of issuance of the promissory note, and $1.00 per share thereafter. We have also agreed to issue five-year warrants to purchase 50,000 shares at $3.00 per share, to Capital Research Ltd. in connection with the loan.


SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144


     The Company had 14,073,899 shares of its common stock outstanding at December 8, 2000. Of these shares, 9,027,049 are believed to be restricted securities and 1,350,000 are believed to be control shares (non-restricted shares held by affiliates of the Company) pursuant to Rule 144 promulgated by the Securities and Exchange Commission. The control shares are not subject to any holding requirement under Rule 144 and would be available for resale subject to all other conditions of the rule. Management believes that 3,882,150 of the restricted shares may have met the one year holding requirement of Rule 144. Restricted shares held by affiliates, restricted shares held by non-affiliates for less than two years, and control shares are not available for resale under Rule 144 for a period of ninety days following the effective date of this registration statement.


REGISTRATION RIGHTS


     In October 1999 the Company commenced an offering of warrants to purchase 200,000 shares of common stock in connection with the combined private offering with Total China, Inc. The offering closed on November 30, 1999, and the Company issued 200,000 warrants. In connection with this issuance, the Company granted to the holders of the warrants the right to include the shares underlying the warrants on a one-time basis in the next registration statement filed by the Company under the Securities Act in which the Company proposes to offer shares for cash or securities. The piggy-back registration rights expire thirty-six months following the closing of the offering.


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


     In connection with the $1,000,000 loan from Michael Lauer and entities controlled by him, the Company has agreed to make the loan convertible into 333,333 shares of common stock of the Company. If the loan is converted after May 15, 2001, the principal amount of the loan will be convertible into 666,667 shares, and if the loan is converted after August 14, 2001, the principal amount of the loan will be convertible into 1,000,000 shares. The shares will have one demand and piggyback registration rights.



     In connection with the $525,000 loan from Lancer Offshore and The Viator Fund, the Company has agreed to make the loan convertible into 262,500 shares of common stock of the Company. If the loan is converted after May 14, 2001, the principal amount of the loan will be convertible into 350,000 shares, and if the loan is converted after August 13, 2001, the principal amount of the loan will be convertible into 525,000 shares. The shares will have one demand and piggyback registration rights.


RECORD HOLDERS OF STOCK; TRANSFER AGENT


     At December 5, 2000, the Company had 117 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117.


DIVIDENDS

     Since its inception, the Company has not paid any cash dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter ended June 30, 2000, the following securities which were not registered under the Securities Act were sold by the Company:

     In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. and issued warrants to purchase 100,000 shares. Pursuant to the terms of the consulting agreement, the Company also issued warrants to Capital to purchase 25,000 shares of common stock on December 1, 1999, on March 1, 2000, on June 1, 2000, September 1, 2000, and December 1, 2000. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. Each investor was believed to be sophisticated. Such investors delivered appropriate investment representations with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No general solicitations were made in connection with the transaction.


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


     In April 2000 the Company borrowed $2,500,000 from four accredited investors and issued a promissory note to such investors representing such loan. In August 2000 the loan was extended until November 13, 2000. In October 2000 the company issued 500,000 shares to such lenders for the granting of the extension. In addition, the Company issued 25,000 shares to Capital Research, Ltd. for consulting services in connection with the extension of the loan. The notes were further extended until December 31, 2000. For such extension, the Company issued 350,000 shares to the lenders. The Company also paid a fee to Capital Research Ltd. of 25,000 shares. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the 50,000 fee paid to Capital Research, Ltd.

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


     The consolidated financial statements at June 30, 2000, include the accounts of Total Film Group, Inc. and its subsidiaries: Total Creative, Inc. ("TCI"), Total China,

Inc., Total China II, Inc., Total Films UK Limited, Alien Sky UK Ltd., Sundowning, Inc., 1st Mister, Inc., and Alma Productions UK Ltd. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

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


SEASONALITY



     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the year ended June 30, 2000, for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for future years.



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


                                    PART III

             ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of December 15, 2000, the name, age, and position of each executive officer and director of the Company and the term of office of such director:


     Name                     Age       Position(s)                      Director Since
     ----                     ---       -----------                      --------------
     Gerald Green              68       President, CEO, & Chairman             1997
     Manuel Pacheco            43       Director                               1997

     Eli Boyer                 80       Secretary, Treasurer, & Director       1997
     Peter Dattilo             28       Chief Financial Officer                 --


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





     PETER DATTILO has been chief financial officer of the Company since November 2000. From January 1997 until November 2000 he was employed by Miller, Kaplan, Arase & Co., LLP, an accounting firm, as a supervisor and senior accountant. From January 1995 until December 1996 he was employed by The Casden Company, a real estate investment trust, as a senior accountant. He received his bachelor of science degree in accounting in 1994 from San Diego State University.


     The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director, and each significant employee, of Total Creative, Inc.:


     Name                     Age       Position(s)                             Director Since
     ----                     ---       -----------                             --------------
     Gerald Green              68       Director, President, and Secretary          1998
     Rod Dyer                  64       Co-creative director                        --
     Howard Russo              62       Co-creative director                        --
     Mark Armstrong            41       CEO


     Set forth below is certain biographical information regarding the executive officers and directors of Total Creative, Inc.:

     ROD DYER has been employed as the co-creative director of Total Creative, Inc. since June 1998. From 1967 until June 1998 Mr. Dyer was president of Dyer Mutchnick, a design and advertising firm.

     HOWARD RUSSO has been employed as co-creative director of Total Creative, Inc. since January 1999. From February 1989 until December 1998, he was the executive vice- president and chief financial officer of Michel/Russo, Inc., a creative advertising agency. From January 1988 until January 1989, Mr. Russo was senior vice-president and head of creative advertising for Columbia Pictures, where he oversaw creative advertising for domestic releases of motion pictures.


     MARK ARMSTRONG has been employed as chief executive officer of Total Creative, Inc. since September 2000. From 1992 until 1996 he was vice-president of Metafor Imaging, a digital graphics imaging company, and from 1996 until 2000 he was president of such company.


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

                                           Annual Compensation                     Long-Term Compensation

                                                                                       Awards            Payouts

                                                               Other            Restricted                               All
Name and Principal                                             Annual             Stock        Options/   LTIP          Other
Positions                Year        Salary       Bonus     Compensation         Award(s)        SARs    Payouts     Compensation
Gerald Green, CEO        2000      $246,945         --      $  34,739               --            --       --             --
                         1999      $ 95,000(1)      --      $ 250,000(2)            --         500,000     --             --
                         1998      $ 80,000(1)      --      $ 350,000(3)            --            --       --             --


-------------------

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

                           Number of
                           Securities        Percent of
                           Underlying        Total             Exercise         Expiration
Name                       Options           Options           Price            Date
----                       -------           -------           -----            ----
Gerald Green               500,000           52.08%            $2.00            7/27/01
Manuel Pacheco             55,000             5.73%            $2.00            6/19/01
Eli Boyer                  50,000             5.21%            $2.00            6/19/01

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


                         Number of
                         Securities     Percent of
                         Underlying     Total            Exercise     Expiration
Name                     Options        Options          Price        Date
----                     ----------     -------          -----        ----
Gerald Green               500,000       66.45%          $2.00        5/15/03


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





     The Company entered into an employment agreement dated November 6,2000, with Peter Dattilo to act as chief financial officer for the Company and its affiliates. The agreement may be terminated at any time by either party. Mr. Dattilo receives an annual salary of $85,000. He is entitled to the same medical, dental, retirement, and other benefits afforded other similar employees of the Company. Mr. Dattilo was also granted options to purchase 150,000 shares of common stock of the Company. These options vest at the rate of 50,000 per year commencing November 6, 2001, and are exercisable at $2.00 for the first 50,000, $3.00 for the second 50,000, and $4.00 for the final 50,000.


     Mr. Boyer, the Company's treasurer and secretary, has no employment agreement or other compensatory plan or arrangement with the Company.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information furnished by the named shareholders and others concerning the ownership of common stock of the Company as of December 5, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:



                                   Amount and Nature
Name and Address                     of Beneficial
of Beneficial Owner                  Ownership (1)          Percent of Class
-------------------                -----------------        ----------------
Michael Lauer                         8,181,847(2)               54.84%
475 Steamboat Road
Greenwich, CT 06830


Lancer Offshore, Inc.                 4,376,002(3)               30.66%
Kaya Flamboyan 9
Curacao, Netherland Antilles

Lancer Partners LP                    2,108,774(4)               14.81%
475 Steamboat Road
Greenwich, CT 06830

Gerald Green                          2,220,000(5)               14.73%
9019 Lloyd Place
West Hollywood, CA 90069

Manuel Pacheco                           55,000(6)                    *

Eli Boyer                                50,000(7)                    *

Peter Dattilo                               -0-

Executive Officers and                2,325,000                  15.42%
Directors as a Group
(4 Persons)


-------------------

     *    Represents less than 1%.

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.


     (2) Mr. Lauer owns 956,000 of these shares directly in his name. Of the remaining shares, 4,176,002 are held directly in the name of Lancer Offshore; 1,942,107 are held directly in the name of Lancer Partners; and 261,905 are held directly in the name of The Orbiter Fund. Mr. Lauer is the general partner of Lancer Partners. Mr. Lauer is the investment manager of Lancer Offshore and The Orbiter Fund. Mr. Lauer controls the voting and disposition of these shares by virtue of being the investment manager for these entities. The Orbiter Fund has been granted warrants to purchase 250,000 shares and holds a promissory note in the amount of $125,000 convertible at $2.00 per share into 62,500 shares. Mr. Lauer holds a promissory note in the amount of $250,000 convertible at $3.00 per share into 83,333 shares. Lancer Offshore holds a promissory note in the amount of $400,000 convertible at $2.00 per share into 200,000 shares. Lancer Partners holds a promissory note in the amount of $500,000 convertible at $3.00 per share into 166,667 shares. Viator Fund, an entity controlled by Mr. Lauer, holds a promissory note in the amount of $250,000 convertible at $3.00 per share into 83,333 shares. The warrants are exercisable, and the notes are convertible, within sixty days. The shares underlying the warrants and the convertible notes are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Lauer.

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


     In April 2000 the Company borrowed $1,900,000 from Michael Lauer, a shareholder of the Company, as a part of a $2,500,000 loan to the Company by Mr. Lauer and others for a new film project. The note issued to Mr. Lauer was without interest, but carried a premium equal to 30% of the principal loaned by Mr. Lauer to the Company. In addition, Mr. Lauer will receive a pro rata portion of 6% of the adjusted gross proceeds from the picture in any and all media, including ancillary rights. The note is secured by the producer's interest in the picture. The note was originally due August 15, 2000, but was extended until November 13, 2000. For such extension, the Company issued 380,000 shares to Mr. Lauer. As a part of the extension of the loan, the Company paid a fee to Capital Research Ltd. of 25,000. Mr. Cowen also loaned $100,000 to the Company as a part of the foregoing $2,500,000 loan with the same terms as with Mr. Lauer and received 20,000 shares for the extension. The notes were further extended until December 31, 2000. For such extension, the Company issued 350,000 shares to the lenders, including 266,000 shares to Mr. Lauer and 14,000 shares to Mr. Cowen. The Company also paid a fee to Capital Research Ltd. of 25,000 shares.


                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

                                                                                Page
            Report of Auditor                                                   F-1



            Consolidated Balance Sheets as of June 30, 2000 and 1999            F-2
            Consolidated Statements of Operations for the fiscal years
               ended June 30, 2000 and 1999                                     F-3
            Consolidated Statements of Stockholders' Equity for the fiscal
               years ended June 30, 2000 and 1999                               F-4
            Consolidated Statements of Cash Flows for the fiscal years
               ended June 30, 2000 and 1999                                     F-5
            Notes to Financial Statements                                       F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:


Exhibit No.    Description of Exhibit                                                Location
   2.1         Articles of Incorporation, as amended                                       *
   2.2         Current Bylaws                                                              *
   3.1         Form of Common Stock Certificate                                            *
   6.1         Reorganization Agreement dated January 29, 1997                             *
   6.2         Promissory Note to Merchants T&F dated December 15, 1998                    *
   6.3         Loan Agreement with the Orbiter Fund dated February 9, 1999, as
               amended August 11, 1999                                                     *
   6.4         Promissory Note to The Orbiter Fund dated February 10, 1999                 *
   6.5         A-Warrant Certificate Form, with schedule, to the Orbiter Fund             **
   6.6         Capital Research, Ltd Agreement                                             *
   6.7         B-Warrant Certificate Form, with schedule, to Capital
               Research Ltd.                                                            ****
   6.8         $2 Million Convertible Note Term Sheet dated September 21, 1999             *
   6.9         Form of Convertible Promissory Note with schedule of note holders           *
   6.10        Promissory Note Conversion Agreement dated February 28, 2000                *
   6.11        Form of Warrant Certificate in October 1999 Private Offering                *
   6.12        Form of Registration Rights Agreement in October 1999 Private
               Offering                                                                    *
   6.13        Form of Right of First Refusal Agreement in October 1999 Private
               Offering                                                                    *
   6.14        Promissory Note to Trinity American Corporation dated February
               17, 2000                                                                    *
   6.15        Agreement Re Sale of Interest in Skyrocket, LLC                             *
   6.16        Michel/Russo, Inc. Stock Purchase Agreement, as amended                     *
   6.17        Employment Agreement of Gerald Green                                        *
   6.18        Employment Agreement of Rod Dyer                                            *
   6.21        Employment Agreement of Howard Russo, as amended                            *
   6.22        Stock Option Certificate to Howard Russo                                    *


   6.25        1998 Non-Qualified Stock Option Plan                                        *
   6.26        Form of Non-Qualified Stock Option Certificate                              *
   6.27        Stock Option Certificate for Madeleine Ali, as amended                      *
   6.28        Stock Bonus Plan                                                            *
   6.29        Stock Purchase Agreement with U.S. Business Network, Inc.                   *
   6.30        Executive Producer Agreement for DIAMONDS                                   *
   6.31        Producer's Agreement for NEW SWISS FAMILY ROBINSON                          *
   6.32        Producer Agreement for CHICK FLICK                                          *
   6.33        Office Lease Agreement                                                   ****
   6.34        Paramount Pictures Corporation/Alma U.K. Production, Limited letter
               agreement for BRIDE OF THE WIND                                             *
   6.35        Paramount Pictures Corporation/First Mr. Inc. letter agreement for
               MY FIRST MISTER                                                             *
   6.36        JBRG Consultants consulting agreement                                       *
   6.37        C-Warrant Certificate for JBRG Consultants                                 **
   6.38        D-Warrant Certificate for Davimos                                          **
   6.39        Option Agreement for Gerald Green                                          **
   6.40        Foreign Sales Agreement, with assignment                                   **
   6.41        Dyer Loan Agreement dated August 18, 2000                                 ***
   6.42        Memorandum of Agreement dated April 20, 2000, with Lauer,
               Garvey,   Hauser,  and  Cowen  for  $2,500,000  loan;
               promissory  note dated April 20, 2000, and extensions
               dated August 1, 2000, and November 10, 2000 ****
   6.43        Employment Agreement of Peter Dattilo                                    ****
   6.44        Stock Option Certificate to Peter Dattilo                                ****
   6.45        Term Sheet for $525,000 senior convertible promissory notes              ****
   6.46        Form of senior convertible note for $525,000 and schedule
               of note holders                                                          ****
   6.47        Registration rights agreements for $525,000 loan                         ****
   6.48        Term Sheet for $1 Million senior convertible promissory notes            ****
   6.49        Form of senior convertible note for $1 Million and schedule
               of note holders                                                          ****
   6.50        Form of Registration rights agreement for $1 Million loan
               with schedule                                                            ****



-------------------


     *Filed with the original Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on April 5, 2000 (SEC File no. 0-30227).



     ** Filed with the first post-effective amended Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on July 25, 2000 (SEC File no. 0- 30227).

     ***Filed with the second post-effective amended Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on October 13, 2000 (SEC File no. 0-30227).

     ****Filed with the third post-effective amended Form 10-SB registration statement of the Company filed with the Securities and Exchange Commission on December 20, 2000 (SEC File no. 0-30227).


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Total Film Group, Inc.


Date: December 22, 2000                By: /s/ Gerald Green
                                          --------------------------------------
                                          Gerald Green, President


Date: December 22, 2000                By: /s/ Peter Dattilo
                                          --------------------------------------
                                          Peter Dattilo, Chief Financial &
                                          Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.



Date: December 22, 2000                /s/ Gerald Green
                                       -----------------------------------------
                                       Gerald Green, Director


Date: December 22, 2000                /s/ Eli Boyer
                                       -----------------------------------------
                                       Eli Boyer, Director



Date: December ____, 2000
                                       -----------------------------------------
                                       Manuel Pacheco, Director

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                      PAGE
Independent Auditors' Report                                            1

Independent Auditors' Report                                            2

Financial Statements

    Consolidated Balance Sheets                                        3-4

    Consolidated Statements of Operations                               5

    Consolidated Statements of Stockholders' Equity                    6-7

    Consolidated Statements of Cash Flows                              8-9


Notes to Financial Statements                                         10-28

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


                                 MILLER, KAPLAN, ARASE & CO., LLP

                                 North Hollywood, California
                                 September 29, 1999, except for Note 8,
                                 which is as of January 14, 2000.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                     ASSETS
                                                                                                           (Restated)
                                                                                 2000                         1999
                                                                        -----------------------       ----------------------
CURRENT ASSETS
     Cash and Cash Equivalents                                          $            448,102          $         1,130,179
     Time Certificate of Deposit                                                      20,692                       27,678
     Accounts Receivable                                                           1,181,579                      453,413
     Related Party Receivable                                                        218,954                       90,165
     Deferred Costs                                                                  103,221                            -
     Prepaid Expenses                                                                281,347                       50,557
     Unamortized Loan Discount                                                             -                      275,686
                                                                        ---------------------         --------------------

                TOTAL CURRENT ASSETS                                               2,253,895                    2,027,678

OTHER ASSETS

     Film Costs, Net of Amortization                                               9,495,808                    3,317,789
     Property and Equipment, Net of Amortization                                     200,714                      114,948
     Investment in US Business Network, Inc                                        3,745,090                            -
     Recoverable Insurance Costs                                                   1,000,000                            -
     Deposits                                                                        538,483                      116,186
     Organization Costs, Net of Amortization                                               -                      126,784
     Goodwill, Net of Amortization                                                   282,186                      986,926
     Capitalized Financing Fees                                                      196,053                            -
     Other Assets                                                                          -                       39,597
                                                                        ---------------------         --------------------
                                                                                  15,458,334                    4,702,230
                                                                        ---------------------         --------------------

                TOTAL ASSETS                                            $         17,712,229          $         6,729,908
                                                                        =====================         ====================

                                   LIABILITIES


CURRENT LIABILITIES

     Debt Maturing within One Year                                      $          4,776,918          $         2,126,925
     Current Portion of Capital Lease                                                 45,464                        1,121
     Accounts Payable and Accrued Expenses                                         1,815,534                      623,830
     Deferred Revenue                                                                227,163                            -
     Producer's Fee Payable, Related Party                                           600,000                      300,000
                                                                        ---------------------         --------------------

            TOTAL CURRENT LIABILITIES                                              7,465,079                    3,051,876
                                                                        ---------------------         --------------------

LONG-TERM LIABILITIES

     Long-Term Debt, Net of Current Portion                                        1,040,931                        52,652
     Capital Lease, Net of Current Portion                                            57,905                            -
                                                                        ---------------------         --------------------

            TOTAL LONG-TERM LIABILITIES                                            1,098,836                      52,652
                                                                        ---------------------         --------------------

            TOTAL LIABILITIES                                                      8,563,915                    3,104,528
                                                                        ---------------------         --------------------


MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                               829,550                            -
                                                                        ---------------------         --------------------


                See notes to consolidated financial statements.

                              STOCKHOLDERS' EQUITY
                                                                                                                     (Restated)
                                                                        ADJ BAL          June 30, 2000            June 30, 1999
                                                                       ---------    --------------------       -------------------
     Preferred Stock - $3 Par Value; Authorized 1,080,000 Shares;
         Issued and Outstanding 738,600 and 0 Shares Respectively                            2,215,800                         -
     Common Stock, $0.001 Par Value; Authorized 50,000,000 Shares;
         Issued and Outstanding 12,335,299 and 8,630,000 Shares
         Respectively
                                                                                                12,336                     8,630
     Additional Paid-in Capital                                                             17,976,175                 5,398,029
     Accumulated Deficit                                                                   (11,885,547)               (1,781,279)
                                                                                   ---------------------      --------------------

            TOTAL STOCKHOLDERS' EQUITY                                                       8,318,764                 3,625,380
                                                                                   ---------------------      --------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                             $         17,712,229       $         6,729,908
                                                                                   =====================      ====================


                See notes to consolidated financial statements.

                                                                                                                   (Restated)
                                                                                         2000                         1999
                                                                                ---------------------        ----------------------
REVENUE
     Movie Release Income                                                       $            131,656        $            4,429,388
     Design Fees                                                                           3,074,236                     1,690,706
                                                                                ---------------------        ----------------------
                                                                                           3,205,892                     6,120,094
                                                                                ---------------------        ----------------------
COSTS AND OPERATING EXPENSES
     Production and Design Costs                                                           2,122,396                     1,366,786
     Selling, General & Administrative Expenses                                            3,560,741                     1,981,343
     Depreciation and Amortization                                                         1,750,754                     3,633,458
                                                                                ---------------------        ----------------------
            TOTAL COSTS AND OPERATING EXPENSES                                             7,433,891                     6,981,587
                                                                                ---------------------        ----------------------
            LOSS BEFORE OTHER INCOME (EXPENSES)                                           (4,227,999)                     (861,493)
                                                                                ---------------------        ----------------------
OTHER INCOME (EXPENSE)
     Interest Income                                                                         15,559                        20,107
     Interest Expense                                                                    (1,169,115)                     (143,353)
     Amortization of Placement Fee                                                       (1,054,021)                     (257,813)
     Recoverable Insurance Costs                                                          1,000,000                             -
     Miscellaneous Income                                                                    12,074                       226,397
                                                                                ---------------------        ----------------------

            TOTAL OTHER INCOME (EXPENSES)                                                (1,195,503)                     (154,662)
                                                                                ---------------------        ----------------------

            LOSS BEFORE INCOME TAXES                                                     (5,423,502)                   (1,016,155)

     Income Tax Provision                                                                        -                      (28,328)
                                                                                ---------------------        ----------------------

            LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
                EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                 (5,423,502)                   (1,044,483)

EXTRAORDINARY ITEM
     Loss on Early Extinguishment of Debt                                                (4,553,982)                             -
                                                                                ---------------------        ----------------------

            LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
                ACCOUNTING PRINCIPLE                                                     (9,977,484)                   (1,044,483)

     Cumulative Effect for Adopting New Pronounceent on the Amortization
         of Organization Costs                                                             (126,784)                             -
                                                                                ---------------------        ----------------------

            NET LOSS                                                            $        (10,104,268)                   (1,044,483)
                                                                                =====================        ======================

PER SHARE AMOUNTS - BASIC
     Loss Before Extraordinay Item and Cumulative Effect of Change in
         Accounting Principle                                                   $             (0.60)         $              (0.12)
                                                                                ---------------------        ----------------------

     Loss on Early Extinguishment of Short-Term Debt                                          (0.50)                             -
                                                                                ---------------------        ----------------------

     Cumulative Effect on Prior Years of Changing Organization Costs
         Amortization Method                                                                  (0.01)                             -
                                                                                ---------------------        ----------------------

     Net Loss                                                                   $             (1.11)         $              (0.12)
                                                                                =====================        ======================

PROFORMA AMOUNTS ASSUMING THE NEW AMORTIZATION
  METHOD IS APPLIED RETROACTIVELY - LOSS PER SHARE
     Net Loss                                                                   $             (1.10)         $              (0.12)
                                                                                =====================        ======================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                   9,061,332                     8,414,597
                                                                                =====================        ======================


                See notes to consolidated financial statements.


                                                            Common Stock                            Additional
                                                    ---------------------------      Preffered         Paid-In         Accumulated
                                                       Shares         Amount          Stock           Capital           Deficit
                                                    -------------   -----------    -------------  ----------------  ----------------
Balance, June 30, 1998                                 8,300,000         8,300                -         4,098,593         (736,796)

Issuance of Common Stock for Acquisitions                325,000           325                -           718,391                 -

Issuance of Common Stock as Additional
     Consideration for Debt                                5,000             5                -            11,645                 -

Warrants Exercisable for 250,000 Shares of
     Common Stock at $2.00 per Share,
     Issued as Additional Consideration of
     Debt                                                      -             -                -           450,000                 -

Stock Options Exercisable for 210,000
     Shares of Common Stock at $2.00
     per Share for Services Rendered                           -             -                -           119,400                 -

Net Loss for the Year Ended June 30, 1999                      -             -                -                 -       (1,044,483)
                                                    -------------   -----------    -------------  ----------------  ----------------

Balance, June 30, 1999                                 8,630,000         8,630                -         5,398,029       (1,781,279)


Issuance of Common Stock as Additional
     Consideration for Debt,                             250,000           250                -           291,417                 -

Issuance of Common Stock as Compensation
     for Executive Officers, Directors and
     Employees                                           233,965           234                -           502,832                 -

Issuance of Common Stock for the
     Extinguishment of Debt                            2,936,667         2,937                -         8,807,063                 -

Issuance of Common Stock as Transaction Fee
     on the Extinguishment of Debt                        26,667            27                -            66,640                 -

Issuance of Common Stock as Additional
     Consideration for Debt                              250,000           250                -           546,500                 -

Issuance of Common Stock for the Consulting
     Services                                              8,000             8                -            33,367                 -

Proceeds from the Sale of 50% Interest
     in China I, Nov 1999                                      -             -                -           736,549                 -

Issuance of 738,600 Shares of Preferred
     Stock in China II                                         -             -        2,215,800         (324,341)                 -

738,600 Shares of Common Stock to be Granted
     in Private Placement                                      -             -                -         1,281,469                 -

Warrants Exercisable for 200,000 Shares of
     Common Stock at $3.75 per Share, Issued
     to Investors as Part of the China I Offering              -             -                -           200,000                 -

Warrants Exercisable for 200,000 Shares of
     Common Stock at $2.00 per Share,
     Issued as Placement Fees for the China I
     Offering                                                  -             -                -           140,000                 -

                See notes to consolidated financial statements.


Warrants Exercisable for 275,000 Shares of
     Common Stock at $2.25 to $5.44 per Share,
     for Professional Services Rendered                        -             -                -           268,400                 -

Warrants Exercisable for 25,000 Shares of
     Common Stock at $3.75 per Share,
     Issued as Additional Consideration of
     Debt                                                      -             -                -            28,250                 -

Net Loss for the Year Ended June 30, 2000                      -             -                -                 -      (10,104,268)
                                                    -------------   -----------  ---------------  ----------------  ----------------

Balance, June 30, 2000                              $  12,335,299   $    12,336  $     2,215,800  $     17,976,175  $   (11,885,547)
                                                    =============   ===========  ===============  ================  ================


                See notes to consolidated financial statements.

                    TOTAL FILM GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED JUNE 30,

                                                                                                               (Restated)
                                                                                      2000                        1999
                                                                             ------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                $          (10,104,268)    $            (1,044,483)
                                                                             ------------------------   -------------------------

           Extraordinary Loss on Retirement of Debt                                        4,553,982                          -
           Cumlative Effect of Accounting Change                                             126,784                          -
                                                                             ------------------------   -------------------------

     Loss from Continuing Operations                                                     (5,423,502)                 (1,044,483)

     Adjustments to Reconcile Net Loss to Net Cash
        Provided By (Used in) Operating Activities:
           Prodeeds from Production Funding Arrangement                                    5,179,195                   7,219,391
           Cash Used in Motion Picture Development                                       (11,539,201)                 (7,993,987)
           Fair Value of Equity Granted                                                      773,390                     106,362
           Depreciation and Amortization                                                   1,750,754                   3,633,458
           Amortization of Placement Fees                                                  1,054,021                     284,956
           Decrease (Increase) in Assets:
                 Accounts Receivable                                                       (728,166)                   (135,922)
                 Related Party Receivable                                                  (128,789)                    (90,165)
                 Deferred Costs                                                            (103,221)                           -
                 Prepaid Expenses                                                          (230,790)                    (47,335)
                 Recoverable Insurance Costs                                             (1,000,000)                           -
                 Deposits                                                                  (422,297)                   (100,110)
           Increase (Decrease) in Liabilities:
                 Accounts Payable and Accrued Expenses                                     1,649,331                     67,744
                 Deferred Revenue                                                            227,163                 (2,593,816)
                                                                             ------------------------   -------------------------

                     TOTAL ADJUSTMENTS                                                   (3,518,610)                     350,576
                                                                             ------------------------   -------------------------

                     NET CASH (USED) BY OPERATING
                        ACTIVITIES                                                       (8,942,112)                   (693,907)
                                                                             ------------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash Proceeds from the Redemption of Certificate of Deposit                            6,986                    (27,678)
        Cash Used to Purchase Investment in MeetChina.com                                (3,745,090)                           -
        Other Assets                                                                       (156,456)                           -
        Purchase of Property and Equipment                                                  (23,432)                    (19,083)
        Purchase of Subsidiaries                                                             (5,000)                    (20,000)
                                                                             ------------------------   -------------------------

                     NET CASH (USED) BY  INVESTING
                        ACTIVITIES                                                       (3,922,992)                    (66,761)
                                                                             ------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Loans                                                                7,307,017                   3,203,428
        Proceeds from the Issuance of Stock                                                1,333,000                           -
        Proceeds from the Issuance of Stock in Subidiary                                   3,707,750                           -
        Principal Payments Made on Loans                                                   (126,372)                 (1,940,421)
        Principal Payments on Capital Lease Obligations                                     (38,368)                     (1,496)
                                                                             ------------------------   -------------------------

                     NET CASH PROVIDED BY FINANCING
                        ACTIVITIES                                                        12,183,027                   1,261,511
                                                                             ------------------------   -------------------------

                     NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                                   (682,077)                     500,843

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                         1,130,179                     629,336
                                                                             ------------------------   -------------------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                 $               448,102    $              1,130,179
                                                                             ========================   =========================


                See notes to consolidated financial statements.


                                                                                                                (Restated)
                                                                                       2000                        1999
                                                                             ------------------------   -------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest Paid                                                           $               308,700    $                 62,768
                                                                             ========================   =========================

     Income Taxes Paid                                                       $                18,879    $                  2,821
                                                                             ========================   =========================

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


                See notes to consolidated financial statements.

NOTE 1 - GENERAL:

             BUSINESS AND BACKGROUND:


             Total Film Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 1, 1995. The Company was originally incorporated under the name Executive Marketing, Inc. ("Executive"). On January 29, 1997 the Company entered into an agreement with Total Media Corporation ("Media"), a Nevada corporation, to exchange all of the issued and outstanding shares of Media for 3,000,000 shares of common stock of the Company. For accounting purposes, the share exchange was treated as a reverse acquisition of Executive Inc. by Media. The Agreement and Plan of Reorganization was closed by the parties in February 1997. As a result of the closing the Company issued 3,000,000 shares, representing approximately 67% of the outstanding stock at closing to Media. The purchase method of accounting was used with Media being treated as the acquirer for accounting purposes The results of operations reported in these consolidated financial statements reflect the operations of Media prior to January 29, 1997 and the combined operations of Executive and Media subsequent to January 29, 1997. As a result of the share exchange, Media became a wholly owned subsidiary of Executive. On February 5, 1997, the Company changed its name to "Total Film Group, Inc." The Company is also qualified to do business in the State of California.


             Set forth below is a chart showing the Company and its subsidiaries and the percentage interest in each:


                                                                       Percent
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

             ACQUISITIONS


             The following table presents information about acquisitions made by the Company for the fiscal years ended June 30, 2000, and 1999. All of the acquisitions were accounted for under the purchase method of accounting. All charges were recorded in the quarter in which the transaction was completed.


                                                                                                            Amortization
                                               Acquisition          Purchase                               Period Goodwill
                                                  Date                Price              Goodwill            (in Years)
                                              --------------   -------------------- -------------------- --------------------
                  Skyrocket, LLC                  1/99                 $   531,250          $   701,598          15

                  Michel Russo, Inc.              1/99                     212,467              313,540          15


             The purchase price was allocated to tangible and intangible assets, including goodwill less liabilities assumed.


             Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that effect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. Actual results could differ from those amounts.


             Pursuant to the purchase method of accounting, the accompanying consolidated statements of operations reflect the results of the aforementioned entities only subsequent to the date of acquisition. The following unaudited supplemental pro forma information has been prepared to give effect to the acquisitions as of the beginning of the fiscal year preceding the fiscal year in which the acquisition occurred.

                                                              June 30, 1999
                                                      --------------------------
Total Revenue                                                   $     6,586,061

Total Operating Expenses                                              8,111,214
                                                      --------------------------

          Loss From Operations                                      (1,525,153)

Other Income (Expense)                                                (197,900)

          Loss Before Income Tax Expense                            (1,723,053)

Income Tax (Expense)                                                   (28,328)
                                                      --------------------------

Net Loss                                                        $   (1,751,381)
                                                      ==========================

Basic and Diluted Loss Per Share                                $        (0.20)
                                                      ==========================

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

             ALLOWANCE FOR DOUBTFUL ACCOUNTS:

             Accounts receivable are stated net of allowance for doubtful accounts. The allowance is based upon management's estimate of the collectibility of accounts receivable at the end of the fiscal year. Management estimated the total allowance to be $12,154 and $12,155 for the years ended June 30, 2000 and 1999, respectively. During fiscal year end 2000 and 1999, the Company has written off $26,301 and $50,600 of accounts receivable, respectively.

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

             RECOVERABLE INSURANCE COSTS:

             The Company holds an insurance policy of $1,000,000 on the motion picture Diamonds. The policy which commenced November 1998, will reimburse the Company for the insured amount less the net revenue of the film for the 36 months after the film's issuance.

             The Company determined that Diamonds which was released during the fiscal year ended June 30, 2000 became impaired (see note 13) as its revenues failed to substantiate its capitalized costs. The revenues received from the motion picture during the year were immaterial.

             DEPOSITS:

             Deposits consist of refundable payments made in conjunction with the Company's motion pictures projects and office rental space.

             ORGANIZATION COSTS:

             Effective July 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5) "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and required such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $126,784 or $.01 per share

             GOODWILL:

             Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, fifteen years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable the amount is expensed.

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

             OTHER ASSETS:

             The Company was in the process of acquiring an advertising and marketing business in Europe as of June 30, 1999. The costs associated with this acquisition were expensed by the Company for the year ending June 30, 2000, when negotiations for the business ceased.

             AMORTIZATION OF PLACEMENT FEE:

             The Company granted additional consideration, both common stock and stock warrants for various debt instruments. The consideration was amortized over the term of the loans, anywhere from six months to one year. The stock was priced at the fair value at the date of grant. The warrants were priced using the Black-Scholes valuation method.

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

             NON-DIRECT RESPONSE ADVERTISING:

             Non-direct response advertising costs are expensed the first time the advertising takes place. Advertising expense for the year ended June 30, 2000 and 1999 were $175,705 and $160,789 respectively.

             RECLASSIFICATIONS:

             Certain reclassifications have been made to amounts reported in prior periods to conform with current year presentation.


NOTE 3 - SIGNIFICANT RISKS AND UNCERTANTIES

             NEED FOR ADDITIONAL FINANCING

             The Company has a need for additional capital in order to provide working capital for its current business plans. Management believes it will be able to secure sufficient financing to carry out its business plan, supported, in part, by written assurance from the major lender and majority stockholder, that the current debt will be extended if needed to June 30, 2001 and beyond and has given verbal assurance to management that it will enable or provide additional funding to carry out the business plan.

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

             RELIANCE ON OFFICERS, DIRECTORS AND KEY EMPLOYEES

             The ability of the Company to conduct its business affairs successfully will be subject to the capabilities, business acumen and continuing services of the Chairman of the Board of Directors and its President, Gerald Green, and other current officers and directors, and any key employees to be hired in the future. The Company has no employment agreements with any of its officers or key employees except for Gerald Green and Howard Russo. While the Company expects to retain the services both individuals, there can be no assurance of such result. The loss of either or any other key employees could have a material adverse impact on the continued operation of the Company.

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

             In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB 101 provides guidance on revenue recognition. SAB 101 requires the following to occur before the Company can recognize income: 1) Persuasive evidence of an arrangement exists.
             2) Delivery has occurred or services have been rendered. 3) The price is fixed or determinable. 4) Collectibility is reasonably assured. The Company will adopt SAB 101 no later than the first quarter of fiscal year 2001. SAB 101 is not expected to have a material impact on the Company's consolidated balance sheet, statements of operations or cash flows.

NOTE 5 - INVESTMENT IN MEETCHINA.COM

             The Company holds equity securities in MeetChina.com, a non-publicly traded entity at a cost and fair value of $3,745,090. The investment is classified as available for sale within the other asset section of the Consolidated Balance Sheet. The Company investments are reviewed for impairment by senior management. If the decline in fair value is judged to be other than temporary, the cost basis will be written down to the fair value and the write-down will be included in the current period's earnings.


NOTE 6 - PROPERTY AND EQUIPMENT

                                                                         2000                     1999
                                                                ---------------------    ---------------------
             Furniture and Fixtures                             $             46,785     $             37,589

             Office Equipment
                                                                             479,935                  325,083

             Leasehold Improvements
                                                                               9,029                    9,029

                                                                ---------------------    ---------------------
                           Total Cost
                                                                             535,749                  371,701
             Less: Accumulated Depreciation
                                                                             335,035                  256,753

                                                                ---------------------    ---------------------
                                                                $            200,714       $          114,948
                                                                ---------------------    ---------------------

              Depreciation expense for 2000 and 1999 was $78,282 and $38,184, respectively.

NOTE 7 - REPORTABLE OPERATING SEGMENTS:

             SEGMENT PROFIT OR LOSS:

      FOR THE YEAR ENDED JUNE 30, 2000

                                                                                                     Segments
                                                                               ----------------------------------------------------
                                                             Totals            Motion Pictures       Marketing          Holding Co.
                                                       -----------------       ----------------    ------------        -------------
      Revenues from external customers                  $  3,205,892           $    131,656        $ 3,074,236           $     -

      Intersegment revenues
                                                               1,367                      -              1,367                 -

      Interest income
                                                              15,559                 11,524                  -             4,035

      Interest expense
                                                           1,169,115              1,138,251             30,864                 -

      Depreciation and amortization
                                                           1,750,754                973,991            776,763                 -

      Operating profit (loss)
                                                         (5,452,502)            (4,523,165)          (933,372)             4,035

      Segment assets
                                                          20,987,165             15,787,691          1,405,154         3,794,320

      FOR THE YEAR ENDED JUNE 30, 1999

                                                            Totals            Motion Pictures       Marketing         Holding Co.
                                                       -----------------       ----------------    ------------        -------------
      Revenues from external customers                  $  6,120,094          $   4,429,388        $ 1,690,706           $     -

      Intersegment revenues
                                                              88,761                      -             88,761                 -

      Interest income
                                                              20,107                 20,086                 21                 -

      Interest expense
                                                             143,353                129,194             14,159                 -

      Depreciation and amortization
                                                           3,633,458              3,584,700             48,758                 -

      Operating profit (loss)
                                                           (987,155)              (355,469)          (631,686)                 -

      Segment assets
                                                           9,663,148              8,209,827          1,453,321                 -


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

             RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS:

             Information for the Company's reportable segments relates to its consolidated totals as follows:

                                                                                 For the Years Ended June 30,
                                                                          -------------------------------------------
                                                                                2000                      1999
                                                                          -----------------         -----------------
                 REVENUES

                     Total revenues for reportable segments                    $ 3,207,259               $ 6,208,855

                     Elimination of intersegment revenues
                                                                                   (1,367)                  (88,761)
                                                                          -----------------         -----------------

                     Total consolidated revenues                               $ 3,205,892               $ 6,120,094
                                                                          =================         =================

                 INCOME OR LOSS

                     Total loss for reportable segments                       $(5,452,502)               $ (987,155)

                     Elimination of intersegment income
                                                                                    29,000                  (29,000)
                                                                          -----------------         -----------------

                     Loss before income tax                                   $(5,423,502)              $(1,016,155)
                                                                          =================         =================

                 ASSETS

                     Total assets for reportable segments                     $ 20,987,165               $ 9,663,148

                     Eliminations of intersegment transactions                 (3,274,936)               (2,933,240)
                                                                          -----------------         -----------------

                     Consolidated total                                       $ 17,712,229               $ 6,729,908
                                                                          =================         =================

             MAJOR CUSTOMER INFORMATION:

             Revenues from three customers of the Company's marketing and advertising segment represent approximately $1,069,852 or 33.3% (13.6%, 12.9%, 6.8%) of the Company's consolidated revenues, for the year ended June 30, 2000.

NOTE 8 - DEBT OBLIGATIONS


                                                                                            June 30,
                                                                                              2000                 1999
            Mercantile National Bank credit line, entered
               into March 1999 with monthly principal
               payments of $8,333, plus interest at 8.75%
               per annum.  The credit line matures
               March 2000.                                                               $           -       $       75,000

            WestAmerica Bank note assumed February
               1999 with monthly principal payments of $2,500
               plus a variable rate of interest currently 12.00%
               per annum.  The debt matures September 2000.                                      5,000               35,000

            WestAmerica Bank note assumed February
               1999 with monthly principal payments of $1,637
               plus a variable rate of interest currently 12.00%
               per annum.  The debt matures September 2000.                                      3,274               22,917

            WestAmerica Bank credit line, assumed January 1999.
               The interest rate is 12.50% per annum.                                           44,931               46,660

            Note entered into February 11, 1999 with
               principal payable quarterly at $375,000 beginning
               three months following the date of the first
               advance plus interest at 13.50% per annum.
               the note matures February 2000.                                                       -            2,000,000

            Note entered into January 2000, with interest payable
               quarterly at a variable rate of interest currently
               10.50%.  The note matures December 2001.                                      1,000,000                    -

            Note entered into February 2000, with interest payable
               quarterly at a 8% rate of interest.  The note matures
               September 2000.                                                                 100,000                    -

            Note entered into March 2000, with interest payable
               quarterly at a 9% rate of interest.  The note matures
               December 2000.                                                                  100,000                    -

            Note entered into March 2000, with interest accuring
               at a rate of 7.5%.  The note is secured by the foreign
               rights to My First Mister.  The note matures April 2001.                      1,607,017                    -

            Note entered into April 20, 2000 with a 30% premium
               which is being accrued as interest due on maturity.  The
               principal balance is $2,500,000 with $457,627 of interest.  The
               note matures August 2000 (from a majority shareholder)                        2,957,627                    -
                                                                                         -------------       ---------------
                                                                                         $   5,817,849       $    2,179,577
                                                   Less:  Current Portion                    4,776,918            2,126,925

                                                                                         -------------       ---------------
                                                                                         $   1,040,931       $       52,652
                                                                                         =============       ===============


            Future aggregate debt maturities are as follows:

               Year Ending
                 June 30                                                       Amount
            ------------------                                           ----------------
                  2001                                                   $   4,776,918
                  2002                                                       1,002,210
                  2003                                                           2,675
                  2004                                                           2,993
                  2005 and Thereafter                                           33,053
                                                                         ----------------
                                                                         $   5,817,849
                                                                         ================

             The holder of the February 1999, $2,000,000 note received as additional consideration, 250,000 warrants to purchase the Company's common stock. The fair value of the warrants was determined using the Black-Scholes valuation model to be $450,000 and has been recorded as an unamortized debt discount to be amortized as interest over one year, the term of the debt. The unamortized loan discount at June 30, 2000 and 1999 was $0 and $275,686 respectively.

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

             The Company entered into several loan agreements with its principal shareholder. The total amount financed for the years ended June 30, 2000 and 1999 were $4,500,000 and $2,000,000 respectively.
             Additionally, the Company granted 250,000 warrants and 250,000 shares of restricted common stock as additional consideration for those loans. The Company later negotiated extensions of the initial payment of principal in return for which the Company issued 250,000 shares of Company common stock to the fund. On February 28, 2000 the Company entered into an agreement to extinguish $4,000,000 by converting the principal amount of the loans into common stock of the Company and to forgive the $376,100 of unpaid interest. The conversion ratio stipulated that for each $1.50 of principal and $1.39 of past due interest one share of Company common stock would be issued. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder. As a result of this transaction the Company recorded an extraordinary loss of $4,553,982 after taxes or $.50 per share. The reported loss was the difference between the fair value of the stock received by the principal shareholder and the total obligations retired. The agreement does not effect any of the previous additional consideration granted by the Company.

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

             LINE OF CREDIT

             The Company has a line of credit from Mercantile National Bank for $140,000. This irrevocable letter of credit is secured by TCI's accounts receivable. This line of credit was granted in April 2000 and expires February 2001. The Company uses this letter of credit to secure office space in San Francisco.

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

                  Year Ending
                     June 30,                                 Lease Payments
                  -------------                               -----------------
                      2001                                          $60,546
                      2002                                           57,327
                      2003                                            9,248
                                                                  ---------
                    Total future minimum
                     lease payments                                $127,121
                                                                   ========

             OPERATING LEASE

             The Company has entered into lease agreements for its office facilities and other office equipment under noncapitalized leases with terms ranging from two to five years and monthly payments from $222 to $22,838. Future minimum lease payments are as follows:

                     Year Ending
                     June 30,                              Lease Payments
                  -------------                          -----------------
                      2001                                    $518,728
                      2002                                     518,728
                      2003                                     381,698
                      2004                                     240,534
                      2005                                     196,883
                                                            ----------
                    Total future minimum


                     lease payments                         $1,856,573
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

               The Company's net deferred tax assets (using a federal rate of 34%) consisted of the following at:

                                                       June 30, 2000        June 30, 1999
                                                       -------------        -------------
                    Deferred Tax Assets                 $4,012,000            $578,000
                    Deferred Tax Asset Valuation        (4,012,000)           (578,000)
                                                       -----------           ---------

                    Net Deferred Tax Assets            $        -            $      -
                                                       ===========           =========


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



               Information relative to stock option activity is as follows (in thousands):

               The following table summarizes information concerning currently outstanding and exercisable options:


                                                                              Weighted
                                                              Options         Average
                                                             Available        Exercise
                                                               Shares          Price
                                                          -------------    -------------
             Options Outstanding at July 1, 1998                     -             $  -
             Granted                                               960             2.00
             Exercised                                               -                -
             Cancelled                                               -                -
                                                          -------------    -------------

             Options Outstanding at June 30, 1999                  960           $ 2.00

             Granted                                               752           $ 2.44
             Exercised                                            (45)             1.63
             Cancelled
                                                                     -                -
                                                          -------------    -------------

             Options Outstanding at June 30, 2000                1,667           $ 2.28


               Using Black-Scholes option valuation model, the weighted average estimated fair value of employee stock options granted in the year ended June 30, 2000 was $1.10.

                                           Option Outstanding                     Option Exercisable
                                -----------------------------------------   -----------------------------
                                                 Weighted
                                                  Average      Weighted                       Weighted
                                                 Remaining     Average                        Average
                  Range of         Number       Contractual    Exercise        Number         Exercise
               Exercise Prices  Outstanding        Life         Price       Exercisable        Price
               ---------------- -------------   ------------  -----------   -------------   -------------
                $2.00 - $5.00      1,667,500         2.04         $2.23          1,432,500           $2.05

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

               STOCK - BASED COMPENSATION:

               The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan other than for the stock options granted to non-employee directors and consultants. Had compensation cost for the Company's other options granted been determined based upon the fair value at the grant date for awards under this plan been consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

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






               NON-CASH EQUITY TRANSACTIONS:

               The Company issued shares of its common stock and stock warrants in non-cash transactions. The issued shares of common stock were reported at its fair value on the date of grant. The fair value of stock warrants were determined using the Black-Scholes valuation model.

INCLUDED IN THE CURRENT STATEMENT OF STOCKHOLDERS' EQUITY ARE THE FOLLOWING NON-CASH TRANSACTIONS:


                                Number
             Date             of Shares                   Transaction or Service Provided                   Fair Value
          ------------  ---------------------- -------------------------------------------------------  -------------------
            Jan-99            150,000          Purchase of Skyrocket, LLC                                      $   337,500

            Jan-99            100,000          Purchase of Michel Russo, Inc.
                                                                                                                   212,466
            Jan-99              5,000          Arranged financing for Company
                                                                                                                    11,650
            Jun-99             75,000          Purchase of Skyrocket, LLC
                                                                                                                   168,750
            Jul-99             50,000          Compensation for TCI Director
                                                                                                                   168,464
            Aug-99            250,000          Extension of $2,000,000 loan and accrued interest
                                                                                                                   291,667
            Sep-99            250,000          Granted to lender for $2,000,000 loan
                                                                                                                   546,750
            Jan-00              7,500          Bonus to Company employee
                                                                                                                    32,066
            Mar-00          2,666,667          Conversion of $4,000,000 debt to equity - Note 15
                                                                                                                 8,000,000
            Mar-00            270,000          Extinguishment of $376,100 of interest on debt
                                                                                                                   810,000
            Mar-00             26,667          Consulting fee for brokering debt conversion
                                                                                                                    66,667
            May-00              2,000          Motion picture consulting fee
                                                                                                                     7,500
            May-00              6,000          Motion picture consulting fee
                                                                                                                    25,875
            Jun-00             50,000          Compensation for TCI Director
                                                                                                                   139,500
            Jun-00             50,000          Compensation for TCI Director
                                                                                                                   159,000
                                                                                                        -------------------

                                                                                                              $ 10,977,855

                                Number
             Date            of Warrants                  Transaction or Service Provided                   Fair Value
          ------------  ---------------------- -------------------------------------------------------  -------------------

            Feb-99            250,000          Additional consideration on $2,000,000 loan                     $   450,000

            Sep-99            100,000          Financial consultants placement fees
                                                                                                                    87,000
            Sep-99             60,000          Financial consultants placement fees
                                                                                                                    32,400
            Sep-99             40,000          Financial consultants placement fees
                                                                                                                    34,000
            Nov-99            200,000          Placement fees for MeetChina.com
                                                                                                                   140,000
            Dec-99             25,000          Financial consultants placement fees
                                                                                                                    25,500
            Jan-00             25,000          Additional consideration on $1,000,000 loan
                                                                                                                    28,250
            Mar-00             25,000          Financial consultants placement fees
                                                                                                                    48,250
            Jun-00             25,000          Financial consultants placement fees
                                                                                                                    41,250
                                                                                                         -------------------

                                                                                                               $   886,650





NOTE 13 - MOTION PICTURE COSTS

               The Company's film production business has completed three motion pictures since its inception: The New Swiss Family Robinson, Diamonds and Chick Flick. The Company currently has two other films that are in production: My First Mister and Bride of the Wind. The Company is also developing other full length feature films. As of June 30, 2000 the components of motion picture costs net of production funding arrangement (See Note 14) are as follow:

                              Released                            $   5,624,823
                              Completed But Not Released                364,051
                              In Production                           5,817,317
                              Preproduction                           1,301,339
                                                                  -------------
                               Total Motion Picture Costs         $  13,107,530
                              Less: Accumulated Amortization         (3,611,722)
                                                                  -------------
                              Net Motion Picture Costs            $   9,495,808
                                                                  =============


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

               In addition the Company determined that one of its completed films Diamonds had been impaired as a result of the films actual performance subsequent to release failing to generate sufficient exploitation proceeds to substantiate its capitalized costs. The capitalized cost associated with that picture was written-off during the current fiscal year and no longer reported in the Released Film. For the years ended June 30, 2000 and 1999, the Company expensed $1,091,047 and $51,959 of previously capitalized motion picture costs.


NOTE 14 - PRODUCTION FUNDING ARRANGEMENTS:

               The Company has entered into various production funding arrangements for the motion pictures which it produces. These contracts specify that the Company and a third party will co-produce and exploit the feature films. In exchange for the co-production rights the third party will make a financial contribution for the costs incurred in the exploitation of the film. All incoming exploitation proceeds are allocated between the Company and the third parties as specified by the production funding arrangements. Generally the third parties insure their production funding contributions, with the Company assuming no liability for the third parties recoupement of their investment. As of June 30, 2000 and 1999 third parties had contributed $5,179,195 and $7,219,391, respectively under these agreements. These contributions have been netted against the total cost of the motion pictures.

   NOTE 15 - DEBT EXTINGUISHMENT

               APB Opinion No. 30 defines extraordinary items as "events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence". Statement of Financial Accounting Standards No. 4 further specifies that all material gains and losses from extinguishment shall be aggregated and, if material, classified as an extraordinary item, net of related tax expense.

               During the fiscal year ended June 30, 2000 the Company entered into an agreement to extinguish $4,000,000 by converting the principal amount of the loans into common stock of the Company and to forgive the $376,100 of unpaid interest. The conversion ratio stipulated that for each $1.50 of principal and $1.39 of past due interest one share of Company common stock would be issued. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder (see Note 9). As a result of this transaction the Company recorded an extraordinary loss of $4,553,982 net of taxes or $.50 per share. The reported loss was the difference between the fair value of the stock received by the principal shareholder and the total obligations retired.


NOTE 16 - RESTATEMENTS OF FINANCIAL STATEMENTS

               The accompanying financial statements for the period ended June 30, 1999 have been restated to correct an error in the calculation of the value of options granted to directors. The effect of the restatement is a decrease of the net loss for the year ended June 30, 1999 by $534,950.


NOTE 17 - SUBSEQUENT EVENTS:

               In July 2000, the Company received an extension on the $2,500,000 loan entered into April 2000 due August 2000, with its majority shareholder. In exchange for the extension the Company issued 500,000 shares of common stock payable 166,667 shares per month that the obligation was extended.


               In August 2000, the Company completed its offering in China II. The Company received the balance owed from the joint private offering made by the Company and China II. The common stock of the Company has not been issued to its investors or as a placement fee as of the date of the auditors' report. Also in August, the Company received a $1,000,000 working capital loan from its principal shareholder. The loan bears interest at 12% per annum payable quarterly. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The Company also paid a consulting fee of $70,000 and has agreed to issue five year warrants to purchase 100,000 shares at $3.50 per share to Capital Research Ltd. in connection with the loan.