Form 10QSB
period 2000-12-31
TOTAL FILM GROUP INC
filed 2001-02-20
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2000

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


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 15, 2001, there were 14,853,899 shares of the Registrant's Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             December 31, 2000     June 30, 2000
                                                                             -----------------     -------------
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                                                  $    686,371       $    448,102
     Time Certificate of Deposit                                                      20,692             20,692
     Accounts Receivable                                                             482,809          1,181,579
     Related Party Receivable                                                        262,228            218,954
     Deferred Production Costs                                                       306,864            103,221
     Prepaid Expenses                                                                 10,450            281,347
     Unamortized Placement Fee                                                     1,653,758                 --
                                                                                ------------       ------------
                TOTAL CURRENT ASSETS                                               3,423,172          2,253,895
                                                                                ------------       ------------
OTHER ASSETS
     Film Costs, Net of Amortization                                               9,467,137          9,495,808
     Property and Equipment, Net of Amortization                                     190,909            200,714
     Investment in MeetChina.com                                                   3,868,956          3,745,090
     Recoverable Production Costs                                                  1,000,000          1,000,000
     Deposits                                                                        243,685            538,483
     Goodwill, Net of Amortization                                                   271,735            282,186
     Capitalized Financing Fee                                                       196,053            196,053
     Other Assets                                                                    200,000                 --
                                                                                ------------       ------------
                                                                                  15,438,475         15,458,334
                                                                                ------------       ------------
                TOTAL ASSETS                                                    $ 18,861,647       $ 17,712,229
                                                                                ============       ============
                                  LIABILITIES
CURRENT LIABILITIES
     Debt Maturing with One Year                                                $  7,561,585       $  4,776,918
     Current Portion of Capital Lease                                                 41,018             45,464
     Accounts Payable and Accrued Expenses                                           578,189          1,815,534
     Deferred Revenue                                                              1,778,770            227,163
     Producer's Fee Payable, Related Party                                           585,000            600,000
                                                                                ------------       ------------
            TOTAL CURRENT LIABILITIES                                             10,544,562          7,465,079
                                                                                ------------       ------------
LONG-TERM LIABILITIES
     Long-Term Debt, Net of Current Portion                                           18,703          1,040,931
     Capital Lease, Net of Current Portion                                            41,098             57,905
                                                                                ------------       ------------
            TOTAL LONG-TERM LIABILITIES                                               59,801          1,098,836
                                                                                ------------       ------------
            TOTAL LIABILITIES                                                     10,604,363          8,563,915
                                                                                ------------       ------------
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                               829,550            829,550
                                                                                ------------       ------------
                              STOCKHOLDERS' EQUITY

     Preferred Stock - Par Value $3 per Share; Authorized
         1,080,000 Shares Issued and Outstanding 738,600                           2,215,800          2,215,800
     Common Stock, $0.001 Par Value; Authorized 50,000,000 Shares
         Issued and Outstanding 14,853,899 and 12,335,299 Shares
         Respectively                                                                 14,854             12,336
     Additional Paid-in Capital                                                   17,368,308         13,422,193
     Accumulated Deficit                                                         (12,171,228)        (7,331,565)
                                                                                ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                             7,427,734          8,318,764
                                                                                ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                          $ 18,861,647       $ 17,712,229
                                                                                ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended December 31,        Six Months Ended December 31,
                                                     -------------------------------       -------------------------------
                                                         2000               1999               2000               1999
                                                     ------------       ------------       ------------       ------------
REVENUE
     Film Production Income                          $    110,956       $     85,331       $    422,467       $     85,331
     Advertising and Marketing Fees                       164,744            615,125            415,825          1,171,667
                                                     ------------       ------------       ------------       ------------
                                                          275,700            700,456            838,292          1,256,998
                                                     ------------       ------------       ------------       ------------
COSTS AND OPERATING EXPENSES
     Production and Design Costs                          151,715            584,885            350,347          1,039,646
     Selling, General & Administrative Expenses         1,555,601            666,758          2,862,632          1,139,121
     Depreciation and Amortization                         21,215             85,266             55,558            134,309
                                                     ------------       ------------       ------------       ------------
            TOTAL COSTS AND OPERATING EXPENSES          1,728,531          1,336,909          3,268,537          2,313,076
                                                     ------------       ------------       ------------       ------------
            LOSS BEFORE OTHER INCOME (EXPENSES)        (1,452,831)          (636,453)        (2,430,245)        (1,056,078)
                                                     ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
     Interest Income                                        5,323                225             17,482                514
     Interest Expense                                    (164,366)          (261,749)          (526,570)          (360,785)
     Amortization of Placement Fee                     (1,078,580)          (464,182)        (1,901,446)          (674,519)
     Miscellaneous Income                                      54              5,553              1,116             35,361
                                                     ------------       ------------       ------------       ------------
            TOTAL OTHER INCOME (EXPENSE)               (1,237,569)          (720,153)        (2,409,418)          (999,429)
                                                     ------------       ------------       ------------       ------------
            LOSS BEFORE CUMULATIVE EFFECT
            OF ACCOUNTING CHANGE                     $ (2,690,400)      $ (1,356,606)      $ (4,839,663)      $ (2,055,507)
     Cumulative Effect of Accounting Change                    --           (126,784)                --           (126,784)
                                                     ------------       ------------       ------------       ------------
            NET LOSS                                 $ (2,690,400)      $ (1,483,390)      $ (4,839,663)      $ (2,182,291)
                                                     ============       ============       ============       ============
BASIC LOSS PER SHARE                                 $      (0.20)      $      (0.17)      $      (0.37)      $      (0.25)
                                                     ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF BASIC
     COMMON SHARES OUTSTANDING                         13,737,285          8,930,000         13,100,785          8,805,272
                                                     ============       ============       ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended December 31,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(4,839,663)      $(2,182,289)
                                                                    -----------       -----------
      Cumlative Effect of Accounting Change                                  --           126,784
                                                                    -----------       -----------
   Loss from Continuing Operations                                   (4,839,663)       (2,055,505)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided By (Used in) Operating Activities
         Proceeds from Production Funding Arrangements                2,442,537                --
         Cash Used in Motion Picture Development                     (2,410,325)         (999,059)
         Fair Value of Equity Granted                                   481,300            85,000
         Depreciation and Amortization                                   55,558           134,309
         Amortization of Placement Fees                               1,901,446           674,519
         Decrease (Increase) in Assets:
            Accounts Receivable                                         698,770           (35,080)
            Related Party Receivable                                    (43,274)          (83,893)
            Deferred Production Costs                                  (203,643)               --
            Prepaid Expenses                                            270,897            24,660
            Deposits                                                    294,798            91,110
            Other Assets                                               (200,000)           (2,227)
         Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses                      (944,972)           (2,166)
            Deferred Revenue                                          1,551,607                --
            Producers Fee                                               (15,000)               --
                                                                    -----------       -----------
               TOTAL ADJUSTMENTS                                      3,879,699          (112,827)
                                                                    -----------       -----------
               NET CASH (USED) BY OPERATING ACTIVITIES                 (959,964)       (2,168,332)
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash Proceeds from the Redemption of Certificate of Deposit               --             7,336
   Cash Used to Purchase Investment in MeetChina.com                   (253,910)       (2,213,688)
   Purchase of Property and Equipment                                   (38,777)          (14,081)
                                                                    -----------       -----------
               NET CASH (USED) BY  INVESTING ACTIVITIES                (292,687)       (2,220,433)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loans                                                1,843,688         2,000,000
   Proceeds from the Issuance of Stock                                   42,107         2,146,950
   Principal Payments Made on Loans                                    (373,622)          (95,276)
   Principal Payments on Capital Lease Obligations                      (21,253)           (1,121)
                                                                    -----------       -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES              1,490,920         4,050,553
                                                                    -----------       -----------
               NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                      238,269          (338,212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                    448,102         1,130,179
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $   686,371       $   791,967
                                                                    ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Total Film Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain reclassifications have been made in the June 30, 2000 consolidated financial statements to conform to the December 31, 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

2. The Company has a need for additional capital in order to provide working capital for its current business plans. Management is unsure if it will be able to secure sufficient financing to carry out its business plan.

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

3. The Company extended a debt obligation for $2,500,000 dated April 20, 2000 originally due August 15, 2000. Subsequent to the debt instruments original maturity, the Company negotiated with its principal shareholder to extend this obligation. During the Company's second fiscal quarter the note was extended until March 31, 2001. The Company procured this extension, for its fiscal second quarter by issuing 600,000 shares of common stock plus an additional 25,000 shares as a fee to a related party consultant. The Company valued the equity instruments between $1.03 and $2.70 per share. In December 2000 the Company once again initiated discussions about prolonging repayment of the debt covenant. An agreement was reached whereby the Company granted 750,000 shares of common stock to principal shareholder to extend the note until March 31, 2001. The Company also granted 30,000 shares as a consulting fee to a related party for brokering the extension. All shares granted as part of this transaction were valued at $2.06 per share.

4. The Company obtained a convertible promissory note of $525,000 from its principal shareholder. The note, convertible into Company common stock at $2 per share has a stated rate of interest of 12%, is dated November 10, 2000 and is redeemable six months from issuance. Under the terms of the note, the Company issued 50,000 shares of Company common stock valued at $1.22 to the lender. The financial consultant who arranged the financing received a fee of 7% of the convertible promissory note and 50,000 stock warrants exercisable at $3 per share.

5. The Company entered into a licensing agreement with Buena Vista Television. Under the terms of the contract, Buena Vista Television acquired the exclusive rights to broadcast, in perpetuity, through all forms of terrestrial, cable and satellite television the motion picture New Swiss Family Robinson throughout the United States and Canada. For those rights the Company received a licensing fee of $1,000,000, with $600,000 paid upon execution and payments of $200,000 due at the one-year and two-year anniversaries of the agreement. The payment to be received by the two-year anniversary is currently recorded to other assets. The contract specifies a holdback period for Buena Vista Television, which allows exploitation of the film to begin on April 30, 2001. In compliance with Statement of Position 00-2 the Company will not record the licensing fee as income until the holdback period has expired, as such the contract is recorded currently as deferred revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains "forward-looking statements" including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate", "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation of the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

GENERAL

     The operations of Total Film Group, Inc (the "Company") were established February 5, 1997. The Company is divided into three segments. (i) the film production business; (ii) the advertising and marketing business: and (iii) as a holding company of the stock of an internet related business. The Company produces independent feature films for distribution in the domestic and foreign markets. The advertising and marketing business offers internet web design, advertising and consulting services. The holding company maintains ownership in the stock of MeetChina.com, an internet portal. There has been no activity from operations for the holding company during the current fiscal year

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" ("SAB 101"), which is effective for the second quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The Company's existing revenue recognition policies are consistent with the provisions of SAB 101. As such the Company's management believes that SAB 101 will not have a significant effect on the Company's consolidated financial statements.

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2000 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

Net loss and basic loss per share for the quarter increased by 81% and 18% from ($1,483,390) to ($2,690,400) and from ($.17) to ($.20), respectively.

Revenue decreased by 61% or $424,756 from $700,456 to $275,700 for the three months ended December 31, 2000. The decrease in revenues was primarily due to fewer jobs being completed by the Company's marketing and advertising segment. The segment is transitioning from a graphic art house to web design and internet consulting. For the quarter ended December 31, 2000, small internet businesses, whom the Company views as its likely customers did not update or develop their websites. This negatively impacted the reported revenues of the current quarter.

Costs and operating expenses increased by 29% or $391,622 from $1,336,909 to $1,728,531 for the three months ended December 31, 2000. Selling, General & Administrative expenses increased by $888,843 due in large part to non-cash consideration granted to various consultants and additional outlays for marketing and selling the Company's film library. These increases offset a decrease to production and design costs of $433,170, which corresponds with the Company's marketing and advertising segment's reduction of revenue.

Net other expense increased by 72% or $517,416 from $720,153 to $1,237,569 for the three months ended December 31, 2000. The increase in net other expense was primarily due to the amortization costs associated with Company borrowings rising in the current quarter. For each debt issuance or note extension, the Company issued shares of common stock or stock warrants. The number and value of the equity instruments granted rose with each extension or new issuance of debt.

The cumulative effect of accounting change decreased by 100% from $126,784 to $0 for the three months ended December 31, 2000. In accordance with accounting standards established pursuant to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" the Company's previously capitalized start-up costs were expensed as of the quarter ended December 31, 1999. Prior to this pronouncement the start-up costs were being amortized over a five-year period.

BUSINESS SEGMENT RESULTS

Film Production

     Revenues increased by 30% or $25,625 to $110,956, driven by video revenues from the Company's second feature length motion picture "Diamonds", which is currently in its home video release. For the quarter ended December 31, 1999, the film made its theatrical debut on a limited basis to be eligible for Academy Award consideration. The film has proven to be more successful in the video market than from its theatrical engagement.

     Costs and operating expenses increased by $514,907 or 96% to $1,051,370, in part attributable to an increase of $167,663 for the exploitation costs associated with the Company's film library. Additionally, the Company continued its practice of granting stock warrants. The value associated with these equity instruments rose by $301,401 when compared with the three months ended December 31, 1999. Also, increased spending on compensation $98,931 and travel $20,581 which were partially offset by a decrease to professional fees of $33,575 contributed to the change in operating expenses.

     Other expenses increased by $513,213 or 71% to $1,233,905, reflecting an increase of $614,398 for the amortization of placement fees. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance our debt obligations. The common stock is recorded to unamortized placement fee at its fair value on the date of grant. The placement fee is then amortized over the duration of the obligation. Interest expense decreased by $100,120 due to the Company extending the maturing principal of its debt obligation via the issuance of equity instruments. The debt obligation, which the Company extended does not have a stated rate of interest but charged a premium on the principle which was due at its original maturity which was in the Company's fiscal first quarter.

Advertising and Marketing

     Revenues decreased by $450,381 or 73% to $164,744 reflecting a transition in its focus from a graphic arts house to web design and internet consulting. This transition has taken longer than initially forecast by management and was adversely affected by many small internet business not expanding or developing new websites during the quarter. Additionally, there was an increase of $123,900 of deferred revenue recognized for the quarter ended December 31, 2000. Revenues were further reduced by the closure of the advertising and marketing's San Francisco operations effective July 6, 2000. In the preceding year, San Francisco generated $174,298 of revenues for the three-month period.

     Costs and operating expenses decreased by $123,285 or 15% to $677,161, reflecting a $433,170 or 74% decrease in production costs associated with the segment's revenues. The decrease in production costs was offset by an increase in rent $50,920 for office space in San Francisco, the lease was entered into late in the previous fiscal year on the now unoccupied space. The Company is actively trying to sublet the property. Expenses also increased for compensation $93,651, professional services $20,570, bad debt $26,436 and insurance $9,935.

     Other income decreased by $4,203 or 780% to ($3,664), reflecting a decrease of $1,519 in miscellaneous income recognized from the sale of non-capitalized equipment in the current period and an increase of interest expense of $2,737.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONHTS ENDED DECEMBER 31, 1999

Net loss and basic loss per share for the six month period increased by 122% and 48% from ($2,182,291) to ($4,839,663) and from ($.25) to ($.37), respectively.

Revenue decreased by 33% or $418,706 from $1,256,998 to $838,292 for the six months ended December 31, 2000. The decrease in revenues was primarily due to the marketing and advertising segment refocusing its operations for the internet. The Company's transition has taken longer than initially forecast and was negatively effected by the slowdown of internet related businesses.

Costs and operating expenses increased by 41% or $955,461 from $2,313,076 to $3,268,537 for the six months ended December 31, 2000. Increased expenses pertaining to the exploitation costs of the films and non-cash consideration granted via equity instruments attributed the majority of the additional selling, general and administrative expenses. Those increased expenses offset the decrease in production and design costs attributable to the marketing and advertising segment's reduction of revenue.

Net other expense increased by 141% or $1,409,989 from $999,429 to $2,409,418 for the six months ended December 31, 2000. The increase in net other expense was due to the amortization of placement fees (costs associated with Company borrowings) rising in the current year. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance debt. The fees charged by the lenders have risen in conjunction with the Company's increased short-term debt obligations.

The cumulative effect of accounting change decreased by 100% from $126,784 to $0 for the six months ended December 31, 2000. In accordance with accounting standards established pursuant to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" the Company's previously capitalized start-up costs were expensed as of the period ended December 31, 1999. Prior to this pronouncement the start-up costs were being amortized over a five-year period.

BUSINESS SEGMENT RESULTS

Film Production

     Revenues increased by 395% or $337,136 to $422,467 driven by video revenues from Diamonds, which increased by $421,403 over the previous year. The Company completed negotiations with Buena Vista Television for a licensing agreement of $1,000,000 whereby the exclusive rights to broadcast, in perpetuity, through all forms of terrestrial, cable and satellite television the motion picture New Swiss Family Robinson throughout the United States and Canada. The revenue will be recognized during the quarter ending June 30, 2001 when the holdback period for the film ends.

     Costs and operating expenses increased by $1,264,993 or 188% to $1,937,006, reflecting an increase in the current period of $523,927 for the exploitation costs associated with the Company's film library. Also, increased spending on compensation $185,734, professional fees $93,627 and travel $51,001 were attributable to the Company's aggressive pursuit of new film opportunities. The black-scholes value associated with equity instruments granted during the period ended December 31, 2000 rose by $395,162.

     Other expenses increased by $1,377,576 or 135% to $2,401,603, reflecting an increase of $1,226,927 for the amortization of placement fees. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance our debt obligations. The supplemental fees are amortized over the duration of the refinanced or new debt. Interest expense increased by $163,586 due to the Company maintaining a higher average debt balance on its interest sensitive debt during the Company's fiscal first quarter of the current year.

Advertising and Marketing

     Revenues decreased by $755,842 or 65% to $415,825, reflecting an additional $222,087 of deferred revenue recognized for the six month period ending December 31, 2001 when compared with the corresponding period of the previous year. Revenues were further reduced by the closure of the advertising and marketing's San Francisco operations effective July 6, 2000. For the period ended December 31, 1999, San Francisco generated $364,914 of revenues for the six-month period. Additionally, the advertising and marketing segment is in the process of repositioning itself as an internet website designer from a graphic arts studio. The transition has taken longer than initially forecast by management.

     Costs and operating expenses decreased by $309,532 or 19% to $1,331,531, reflecting a $689,299 or 66% decrease in production costs associated with the segment's revenues. The decrease in production costs was offset by an increase in rent $107,670 for office space in San Francisco, the lease was entered into late in the previous fiscal year on the now unoccupied space. The Company is actively trying to sublet the property. Expenses also increased for compensation $198,067 and bad debt $50,081.

     Other income decreased by $32,413 or 132% to ($7,815), reflecting a decrease of $30,265 in miscellaneous income.

FINANCIAL CONDITION

The Company has traditionally operated via the sale of equity and the issuance of debt instruments. At this time there is no guarantee that such funding will be available in the future or on acceptable terms. The Company will need additional financing in order to provide working capital for its current business plan or it may be forced to limit its future operations, which would have a materially adverse impact on the business. Presently, management is unsure if it will be able to secure sufficient funding to carry out its operations due to ongoing losses and its current debt obligations.

Strikes by the Writers Guild of America (WGA) and Screen Actors Guild (SAG) could have a material adverse effect on the operations of the Company. These strikes which are scheduled to commence in May 2001, and July 2001, respectively, will delay production of the Company's planned film projects until a resolution is reached with the Guilds.

The Company expects to report losses from its operations for both the upcoming quarter as well as the duration of the fiscal year. Management believes that the loss for the Company's fiscal third quarter, ending March 31, 2001 may exceed the amount reported for the quarter ending December 31, 2000.

The Company has secured the domestic distribution with Paramount Classics for the motion picture, "My First Mister". The film has a tentative release date of August 2001. The Company entered into an arrangement with Paramount Classics whereby all print and advertising (p&a) costs will be paid by the Company. The Company is actively pursuing financing for the p&a cost of the film. If the Company is unable to obtain financing for the p&a cost of the film, Paramount Classics may delay distribution of My First Mister. At this time the necessary p&a budget is unknown, as Paramount Classics is currently developing a marketing strategy for the film. However, the Company anticipates the p&a cost for this project to commence during our fiscal third quarter.

During the current fiscal year the Company had the following capital transaction. In early July 2000, the Company completed its joint private offering in Total China II to raise funds for the purchase of shares in MeetChina.com. The offering which began May 2000, raised $3,693,000 of which Total China II realized gross proceeds of $2,215,000 and the Company realized gross proceeds of $1,478,000. Of the total proceeds raised the Company received $42,107 in the current fiscal year, the difference, $3,650,893 had been received by June 30, 2000. The Company's proceeds of the offering were used for general working capital and the proceeds to Total China II were used to purchase shares in MeetChina.com. During the first quarter Total China II used previously received funds from the private placement to purchase $253,910 of equity securities in MeetChina.com. In connection with this private offering, a cash fee of $369,000 was paid in the previous year as a commission to the administrator of the placement. In addition to the cash fee the administrator was issued 50,000 shares of the Company's common stock in June 2000 as compensation for their services. The Company believes that future offerings of subsidiary stock may occur if the opportunity arises to increase its equity position in MeetChina.com or other equity securities.

The Company expects its film production segment to continue to enter into production funding arrangements for developing and releasing feature length motion pictures.

The Company's advertising and marketing segment commenced operations of a new enterprise, Match Creative LLP which offers recruiting services for all types of creative professionals. The Company owns 80% of this entity, which is located in Los Angeles. There are significant start-up and ongoing costs associated with this enterprise that must be funded by the Company in order for Match Creative to meet management's expectations. If capital is not available for Match Creative there may be a material adverse effect on its operations in future quarters.

For the six months ended December 31, 2000, cash used by operations was $959,964, a decrease of $1,208,368 or 56% as the result of increased net proceeds from motion picture production, collection of receivables, prepaid expenses and deposits, and increased deferred revenue, which was offset by decreased accounts payable and increased amortization costs.

At December 31, 2000, the Company had cash and cash equivalents of $686,371 compared to cash and cash equivalents of $448,102 as of June 30, 2000. As of the end of either period the Company had no restricted cash

The Company expects to expense the majority of the unamortized placement fee of $1,653,758 during its fiscal third quarter ending March 31, 2001.

The Company entered into a licensing agreement with Buena Vista Television. Under the terms of the contract, Buena Vista Television acquired the exclusive rights to broadcast, in perpetuity, through all forms of terrestrial, cable and satellite television the motion picture New Swiss Family Robinson throughout the United States and Canada. For those rights the Company received a licensing fee of $1,000,000, with $600,000 paid upon execution and payments of $200,000 due at the one-year and two-year anniversaries of the agreement. The contract specifies a holdback period for Buena Vista Television, which allows exploitation of the film to begin on April 30, 2001. In compliance with Statement of Position 00-2, the Company will not record the licensing fee as income until the holdback period has expired. As such the contract is recorded currently as deferred revenue.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following unregistered sales of securities were made by the Company during the quarter ended December 31, 2000:

     In April 2000 the Company borrowed $2,500,000 from four accredited investors and issued a promissory note to such investors representing such loan. In August 2000 the loan was extended until November 13, 2000. In October 2000 the company issued 500,000 shares to such lenders for the granting of the extension. In addition, the Company issued 25,000 shares to Capital Research Ltd. for consulting services in connection with the extension of the loan. The notes were further extended until December 31, 2000. For such extension, the Company issued 350,000 shares to the lenders. The Company also paid a fee to Capital Research Ltd. of 25,000 shares. The notes were further extended until March 31, 2001. For such extension, the Company agreed to issue 750,000 shares to the lenders. The Company also agreed to pay a fee to Capital Research Ltd. of 30,000 shares. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the fee paid to Capital Research Ltd. as set forth above.

     On November 14, 2000, the Company borrowed $525,000 from Lancer Offshore and The Viator Fund, accredited investors, and issued senior convertible promissory notes to such investors representing such loan. The notes are due within six months of issuance and bear simple interest of 12% payable quarterly. They are convertible into common stock at $2.00 per share if redeemed within six months of issuance, at $1.50 per share if redeemed within six months of issuance but within ninety days of maturity, and at $1.00 per share if redeemed thereafter. In addition the Company issued 50,000 shares of common stock pro rata for lending the funds. In addition, the Company paid $36,750 and issued 50,000 five-year warrants exercisable at $3.00 per share to Capital Research, Ltd. for consulting services in connection with the loan. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the fees paid to Capital Research, Ltd.

     On November 6, 2000, the Company granted options to Peter Datillo, the chief financial officer of the Company, to purchase 150,000 shares of common stock of the Company. The options were granted without cash consideration but were granted to maintain his continued employment or affiliation with the Company. The options were granted without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with the granting of such options.

     In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. Pursuant to the terms of the consulting agreement, the Company issued warrants to Capital to purchase 25,000 shares of common stock on December 1, 2000. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof as transactions by an issuer not involving any public offering. Each investor was believed to be sophisticated. Such investors delivered appropriate investment representations with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No general solicitations were made in connection with the transaction.

     Effective December 22, 2000, the Company granted to Jeffery Hoffman, the president and CEO of the Company, options to purchase 2,200,000 shares of common stock of the Company. The options were granted without cash consideration but were granted to maintain his continued employment or affiliation with the Company. The options were granted without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with the granting of such options.

ITEM 5. OTHER INFORMATION

     Effective December 22, 2000, the Company entered into an at-will employment agreement with Jeffrey Hoffman to become the president, chief executive officer, and a director of the Company. The board of directors has not yet ratified the agreement or appointed Mr. Hoffman as an officer or director of the Company. The agreement provides that Mr. Hoffman will report directly to the chairman of the Company, Gerald Green. Mr. Hoffman will receive an annual salary of $300,000, a fixed annual bonus of $29,167, and a personal bonus of 5% of the pre-tax profits of the Company. The Company also agreed to provide Mr. Hoffman with housing in the Los Angeles area with a budget to be approved by the Company. The Company also granted 2,200,000 options to Mr. Hoffman with an exercise price of $0.875 per share and vesting at the following schedule:

No. of Shares       Vesting Schedule
   440,000          Immediately upon signing of the employment agreement and
                    commencement of employment

   440,000 When the Company stock closes at $5.00 per share or above for five consecutive days

   440,000 When the Company stock closes at $7.50 per share or above for five consecutive days


   440,000          Upon completion of an equity raise of $5 million or greater

   440,000 Upon issuance of a research report on the Company by a reputable broker/dealer


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is attached hereto:

          Exhibit No.    Description
            6.42(a)      Extension of Payment Date of Promissory Note re
                         Memorandum of Agreement dated April 20, 2000, with
                         Lauer, Garvey, Hauser, and Cowen for $2,500,000 loan

            6.51         Employment Agreement with Jeffrey Hoffman

     (b) Reports on Form 8-K: On October 3, 2000, the Company filed a Form 8-K dated September 28, 2000. The purpose of the filing was to provide information under Item 5 concerning the completion of a private offering of equity securities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Total Film Group, Inc.


Date: February 20, 2001               By  /s/ Gerald Green
                                          ------------------------------------
                                          Gerald Green, Chairman

Date: February 20, 2001               By  /s/ Peter Dattilo
                                          ------------------------------------
                                          Peter Dattilo, Chief Financial Officer
                                          and Principal Accounting Officer