Form 10QSB/A
period 2000-09-30
TOTAL FILM GROUP INC
filed 2001-03-08
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB A-1


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                     September 30, 2000          June 30, 2000
                                                                     --------------------     ---------------------
CURRENT ASSETS                                                           (Unaudited)
    Cash and Cash Equivalents                                          $       887,126         $       448,102
    Time Certificate of Deposit                                                 20,692                  20,692
    Accounts Receivable                                                        622,137               1,181,579
    Related Party Receivable                                                   243,043                 218,954
    Deferred Production Costs                                                  145,198                 103,221
    Prepaid Expenses                                                            25,450                 281,347
    Unamortized Placement Fee                                                  600,861                       -
                                                                     -----------------        -----------------
             TOTAL CURRENT ASSETS                                            2,544,507               2,253,895

OTHER ASSETS

    Film Costs, Net of Amortization                                         10,086,624               9,495,808
    Property and Equipment, Net of Amortization                                172,984                 200,714
    Investment in MeetChina.com                                              3,868,956               3,745,090
    Recoverable Insurance Costs                                              1,000,000               1,000,000
    Deposits                                                                   261,640                 538,483
    Goodwill, Net of Amortization                                              276,961                 282,186
    Capitalized Financing Fees                                                 196,053                 196,053
                                                                     -----------------        -----------------
                                                                            15,863,218              15,458,334
                                                                     -----------------        -----------------
                                                                       $    18,407,725         $    17,712,229
             TOTAL ASSETS                                            =================        =================

                                         LIABILITIES
CURRENT LIABILITIES

    Debt Maturing within One Year                                      $     5,509,188         $     4,776,918
    Current Portion of Capital Lease                                            44,018                  45,464
    Accounts Payable and Accrued Expenses                                    2,443,407               1,815,534
    Deferred Revenue                                                           367,832                 227,163
    Producer's Fee Payable, Related Party                                      600,000                 600,000
                                                                     -----------------        -----------------
          TOTAL CURRENT LIABILITIES                                          8,964,445               7,465,079
                                                                     -----------------        -----------------
LONG-TERM LIABILITIES

    Long-Term Debt, Net of Current Portion                                   1,022,282               1,040,931
    Capital Lease, Net of Current Portion                                       50,087                  57,905
                                                                     -----------------        -----------------
          TOTAL LONG-TERM LIABILITIES                                        1,072,369               1,098,836
                                                                     -----------------        -----------------
          TOTAL LIABILITIES                                                 10,036,814               8,563,915
                                                                     -----------------        -----------------
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                         829,550                 829,550
                                                                     -----------------        -----------------

           See Notes to Condensed Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


      STOCKHOLDERS' EQUITY
                                                                       September 30, 2000        June 30, 2000
                                                                      --------------------     -----------------
                                                                            (Unaudited)
    Preferred Stock - Par Value $3 per Share; Authorized
       1,080,000 Shares; Issued and Outstanding 738,600                      2,215,800                2,215,800
    Common Stock, $0.001 Par Value; Authorized 50,000,000
       Shares; Issued and Outstanding 12,693,633 and 12,335,299
       Shares Respectively                                                      12,694                   12,336
    Additional Paid-in Capital                                              14,793,695               13,422,193
    Accumulated Deficit                                                     (9,480,828)              (7,331,565)
                                                                     -----------------        -----------------
          TOTAL STOCKHOLDERS' EQUITY                                         7,541,361                8,318,764
                                                                     -----------------        -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS'                          $    18,407,725         $     17,712,229
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

                    none

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


                                       Total Film Group, Inc.


Date: March 3, 2001                 By /s/ Gerald Green
                                       ------------------------------
                                       Gerald Green, President


Date: March 3, 2001                 By /s/ Peter Dattilo
                                       ------------------------------
                                       Peter Dattilo, Chief Financial
                                       Officer and Principal Accounting Officer