Form 10KSB/A
period 2000-06-30
TOTAL FILM GROUP INC
filed 2001-03-14
CIK 1038777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A-2

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

     The Company reported a net loss of $(5,550,286) for the fiscal year ended June 30, 2000, as compared to a net loss of $(1,044,483) for the fiscal year ended June 30, 1999. The weighted average number of common shares outstanding for the compared periods were 9,061,332 in fiscal year 1999/2000 and 8,414,597 in fiscal year 1998/1999.

     During the fiscal year ended June 30, 2000 the Company entered into an agreement to convert $4,000,000 of debt to equity by exchanging the principal amount of the loans plus $376,100 of unpaid interest into common stock of the Company. The conversion ratio stipulated that for each $1.50 of principal and $1.39 of past due interest one share of Company common stock would be issued. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder. As a result of this transaction the Company recorded a charge to additional paid in capital of $4,253,018. The amount reported as additional paid in capital was the difference between the fair value of the stock received by the principle shareholder and the total obligations retired. The Company believes that it may convert additional debt to equity where our principle shareholder is also the lender when those obligations mature.

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

     The Company conducted a joint private offering of Total China II, a wholly owned subsidiary. The proceeds from the offering were used to acquire an equity interest in MeetChina.com. The Company offered 738,600 shares of preferred stock of Total China at $3 per share. By the completion of the offering in July 2000, Total China II realized gross proceeds of $2,215,800. After the offering the Company owned all of the outstanding common stock and 5% of the outstanding preferred stock of Total China II. The Company believes that it will raise capital using similar transactions to the one described above order to add to its equity position in MeetChina.com or other equity securities in future years.

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

                                       Total Film Group, Inc.

Date: March 8, 2001                    By: /s/ Gerald Green
                                          --------------------------------------
                                          Gerald Green, President

Date: March 8, 2001                    By: /s/ Peter Dattilo
                                          --------------------------------------
                                          Peter Dattilo, Chief Financial &
                                          Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date: March 8, 2001                    /s/ Gerald Green
                                       -----------------------------------------
                                       Gerald Green, Director

Date: March 8, 2001                    /s/ Eli Boyer
                                       -----------------------------------------
                                       Eli Boyer, Director

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


                                 MILLER, KAPLAN, ARASE & CO., LLP

                                 North Hollywood, California
                                 September 29, 1999, except for Note 8,
                                 which is as of January 14, 2000.

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                     ASSETS
                                                                                                           (Restated)
                                                                                 2000                         1999
                                                                        -----------------------       ----------------------
CURRENT ASSETS
     Cash and Cash Equivalents                                          $            448,102          $         1,130,179
     Time Certificate of Deposit                                                      20,692                       27,678
     Accounts Receivable                                                           1,181,579                      453,413
     Related Party Receivable                                                        218,954                       90,165
     Deferred Costs                                                                  103,221                            -
     Prepaid Expenses                                                                281,347                       50,557
     Unamortized Loan Discount                                                             -                      275,686
                                                                        ---------------------         --------------------

                TOTAL CURRENT ASSETS                                               2,253,895                    2,027,678

OTHER ASSETS

     Film Costs, Net of Amortization                                               9,495,808                    3,091,298
     Property and Equipment, Net of Amortization                                     200,714                      114,948
     Investment in US Business Network, Inc                                        3,745,090                            -
     Recoverable Production Costs                                                  1,000,000                            -
     Deposits                                                                        538,483                      116,186
     Organization Costs, Net of Amortization                                               -                      126,784
     Goodwill, Net of Amortization                                                   282,186                      986,926
     Capitalized Financing Fees                                                      196,053                      226,491
     Other Assets                                                                          -                       39,597
                                                                        ---------------------         --------------------
                                                                                  15,458,334                    4,702,230
                                                                        ---------------------         --------------------

                TOTAL ASSETS                                            $         17,712,229          $         6,729,908
                                                                        =====================         ====================

                                   LIABILITIES


CURRENT LIABILITIES

     Debt Maturing within One Year                                      $          4,776,918          $         2,126,925
     Current Portion of Capital Lease                                                 45,464                        1,121
     Accounts Payable and Accrued Expenses                                         1,815,534                      623,830
     Deferred Revenue                                                                227,163                            -
     Producer's Fee Payable, Related Party                                           600,000                      300,000
                                                                        ---------------------         --------------------

            TOTAL CURRENT LIABILITIES                                              7,465,079                    3,051,876
                                                                        ---------------------         --------------------

LONG-TERM LIABILITIES

     Long-Term Debt, Net of Current Portion                                        1,040,931                        52,652
     Capital Lease, Net of Current Portion                                            57,905                            -
                                                                        ---------------------         --------------------

            TOTAL LONG-TERM LIABILITIES                                            1,098,836                      52,652
                                                                        ---------------------         --------------------

            TOTAL LIABILITIES                                                      8,563,915                    3,104,528
                                                                        ---------------------         --------------------


MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                               829,550                            -
                                                                        ---------------------         --------------------

                See notes to consolidated financial statements.

                              STOCKHOLDERS' EQUITY
                                                                                                                     (Restated)
                                                                        ADJ BAL          June 30, 2000            June 30, 1999
                                                                       ---------    --------------------       -------------------
     Preferred Stock - $3 Par Value; Authorized 1,080,000 Shares;
         Issued and Outstanding 738,600 and 0 Shares Respectively                            2,215,800                         -
     Common Stock, $0.001 Par Value; Authorized 50,000,000 Shares;
         Issued and Outstanding 12,335,299 and 8,630,000 Shares
         Respectively
                                                                                                12,336                     8,630
     Additional Paid-in Capital                                                             13,422,193                 5,398,029
     Accumulated Deficit                                                                    (7,331,565)               (1,781,279)
                                                                                   ---------------------      --------------------

            TOTAL STOCKHOLDERS' EQUITY                                                       8,318,764                 3,625,380
                                                                                   ---------------------      --------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                             $         17,712,229       $         6,729,908
                                                                                   =====================      ====================

                See notes to consolidated financial statements.

                                                                                                                   (Restated)
                                                                                         2000                         1999
                                                                                ---------------------        ----------------------
REVENUE
     Movie Release Income                                                       $            131,656        $            4,429,388
     Design Fees                                                                           3,074,236                     1,690,706
                                                                                ---------------------        ----------------------
                                                                                           3,205,892                     6,120,094
                                                                                ---------------------        ----------------------
COSTS AND OPERATING EXPENSES
     Production and Design Costs                                                           2,122,396                     1,366,786
     Selling, General & Administrative Expenses                                            3,560,741                     1,981,343
     Depreciation and Amortization                                                           750,754                     3,633,458
                                                                                ---------------------        ----------------------
            TOTAL COSTS AND OPERATING EXPENSES                                             6,433,891                     6,981,587
                                                                                ---------------------        ----------------------
            LOSS BEFORE OTHER INCOME (EXPENSES)                                           (3,227,999)                     (861,493)
                                                                                ---------------------        ----------------------
OTHER INCOME (EXPENSE)
     Interest Income                                                                         15,559                        20,107
     Interest Expense                                                                    (1,169,115)                     (143,353)
     Amortization of Placement Fee                                                       (1,054,021)                     (257,813)
     Miscellaneous Income                                                                    12,074                       226,397
                                                                                ---------------------        ----------------------

            TOTAL OTHER INCOME (EXPENSES)                                                (2,195,503)                     (154,662)
                                                                                ---------------------        ----------------------

            LOSS BEFORE INCOME TAXES                                                     (5,423,502)                   (1,016,155)

     Income Tax Provision                                                                        -                      (28,328)
                                                                                ---------------------        ----------------------

            LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
                ACCOUNTING PRINCIPLE                                                     (5,423,502)                   (1,044,483)
                                                                                ---------------------        ----------------------

     Cumulative Effect for Adopting New Pronounceent on the Amortization
         of Organization Costs                                                             (126,784)                             -
                                                                                ---------------------        ----------------------

            NET LOSS                                                            $         (5,550,286)                   (1,044,483)
                                                                                =====================        ======================

PER SHARE AMOUNTS - BASIC
     Loss Before Cumulative Effect of Change in Accounting Principle            $             (0.60)         $              (0.12)
                                                                                ---------------------        ----------------------

     Cumulative Effect on Prior Years of Changing Organization Costs
         Amortization Method                                                                  (0.01)                             -
                                                                                ---------------------        ----------------------

     Net Loss                                                                   $              (.61)         $              (0.12)
                                                                                =====================        ======================

PROFORMA AMOUNTS ASSUMING THE NEW AMORTIZATION
  METHOD IS APPLIED RETROACTIVELY - LOSS PER SHARE
     Net Loss                                                                   $              (.61)         $              (0.12)
                                                                                =====================        ======================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                   9,061,332                     8,414,597
                                                                                =====================        ======================

                See notes to consolidated financial statements.


                                                            Common Stock                            Additional
                                                    ---------------------------      Preffered         Paid-In         Accumulated
                                                       Shares         Amount          Stock           Capital           Deficit
                                                    -------------   -----------    -------------  ----------------  ----------------
Balance, June 30, 1998                                 8,300,000         8,300                -         4,098,593         (736,796)

Issuance of Common Stock for Acquisitions                325,000           325                -           718,391                 -

Issuance of Common Stock as Additional
     Consideration for Debt                                5,000             5                -            11,645                 -

Warrants Exercisable for 250,000 Shares of
     Common Stock at $2.00 per Share,
     Issued as Additional Consideration of
     Debt                                                      -             -                -           450,000                 -

Stock Options Exercisable for 210,000
     Shares of Common Stock at $2.00
     per Share for Services Rendered                           -             -                -           119,400                 -

Net Loss for the Year Ended June 30, 1999                      -             -                -                 -       (1,044,483)
                                                    -------------   -----------    -------------  ----------------  ----------------

Balance, June 30, 1999                                 8,630,000         8,630                -         5,398,029       (1,781,279)


Issuance of Common Stock as Additional
     Consideration for Debt,                             250,000           250                -           291,417                 -

Issuance of Common Stock as Compensation
     for Executive Officers, Directors and
     Employees                                           233,965           234                -           502,832                 -

Conversion of $4,000,000 of Debt plus
     $376,100 of Accrued Interest from the
     Company's Principle Shareholder for
     2,936,667 Shares of Common Stock                  2,936,667         2,937                -         4,253,081                 -

Issuance of Common Stock as Transaction Fee
     on the Conversion of Debt                            26,667            27                -            66,640                 -

Issuance of Common Stock as Additional
     Consideration for Debt                              250,000           250                -           546,500                 -

Issuance of Common Stock for the Consulting
     Services                                              8,000             8                -            33,367                 -

Proceeds from the Sale of 50% Interest
     in China I, Nov 1999                                      -             -                -           736,549                 -

Issuance of 738,600 Shares of Preferred
     Stock in China II                                         -             -        2,215,800         (324,341)                 -

738,600 Shares of Common Stock to be Granted
     in Private Placement                                      -             -                -         1,281,469                 -

Warrants Exercisable for 200,000 Shares of
     Common Stock at $3.75 per Share, Issued
     to Investors as Part of the China I Offering              -             -                -           200,000                 -

Warrants Exercisable for 200,000 Shares of
     Common Stock at $2.00 per Share,
     Issued as Placement Fees for the China I
     Offering                                                  -             -                -           140,000                 -

                See notes to consolidated financial statements.


Warrants Exercisable for 275,000 Shares of
     Common Stock at $2.25 to $5.44 per Share,
     for Professional Services Rendered                        -             -                -           268,400                 -

Warrants Exercisable for 25,000 Shares of
     Common Stock at $3.75 per Share,
     Issued as Additional Consideration of
     Debt                                                      -             -                -            28,250                 -

Net Loss for the Year Ended June 30, 2000                      -             -                -                 -       (5,550,286)
                                                    -------------   -----------  ---------------  ----------------  ----------------

Balance, June 30, 2000                              $  12,335,299   $    12,336  $     2,215,800  $     13,422,193  $   (7,331,565)
                                                    =============   ===========  ===============  ================  ================

                See notes to consolidated financial statements.

                    TOTAL FILM GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED JUNE 30,

                                                                                                               (Restated)
                                                                                      2000                        1999
                                                                             ------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                $            (5,550,286)    $            (1,044,483)
                                                                             ------------------------   -------------------------

           Cumlative Effect of Accounting Change                                             126,784                          -
                                                                             ------------------------   -------------------------

     Loss from Continuing Operations                                                     (5,423,502)                 (1,044,483)

     Adjustments to Reconcile Net Loss to Net Cash
        Provided By (Used in) Operating Activities:
           Prodeeds from Production Funding Arrangement                                    5,179,195                   7,219,391
           Cash Used in Motion Picture Development                                       (11,539,201)                 (7,993,987)
           Fair Value of Equity Granted                                                      773,390                     106,362
           Depreciation and Amortization                                                     750,754                   3,633,458
           Amortization of Placement Fees                                                  1,054,021                     284,956
           Decrease (Increase) in Assets:
                 Accounts Receivable                                                       (728,166)                   (135,922)
                 Related Party Receivable                                                  (128,789)                    (90,165)
                 Deferred Costs                                                            (103,221)                           -
                 Prepaid Expenses                                                          (230,790)                    (47,335)
                 Deposits                                                                  (422,297)                   (100,110)
           Increase (Decrease) in Liabilities:
                 Accounts Payable and Accrued Expenses                                     1,649,331                     67,744
                 Deferred Revenue                                                            227,163                 (2,593,816)
                                                                             ------------------------   -------------------------

                     TOTAL ADJUSTMENTS                                                   (3,518,610)                     350,576
                                                                             ------------------------   -------------------------

                     NET CASH (USED) BY OPERATING
                        ACTIVITIES                                                       (8,942,112)                   (693,907)
                                                                             ------------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash Proceeds from the Redemption of Certificate of Deposit                            6,986                    (27,678)
        Cash Used to Purchase Investment in MeetChina.com                                (3,745,090)                           -
        Other Assets                                                                       (156,456)                           -
        Purchase of Property and Equipment                                                  (23,432)                    (19,083)
        Purchase of Subsidiaries                                                             (5,000)                    (20,000)
                                                                             ------------------------   -------------------------

                     NET CASH (USED) BY  INVESTING
                        ACTIVITIES                                                       (3,922,992)                    (66,761)
                                                                             ------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Loans                                                                7,307,017                   3,203,428
        Proceeds from the Issuance of Stock                                                1,333,000                           -
        Proceeds from the Issuance of Stock in Subidiary                                   3,707,750                           -
        Principal Payments Made on Loans                                                   (126,372)                 (1,940,421)
        Principal Payments on Capital Lease Obligations                                     (38,368)                     (1,496)
                                                                             ------------------------   -------------------------

                     NET CASH PROVIDED BY FINANCING
                        ACTIVITIES                                                        12,183,027                   1,261,511
                                                                             ------------------------   -------------------------

                     NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                                   (682,077)                     500,843

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                         1,130,179                     629,336
                                                                             ------------------------   -------------------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                 $               448,102    $              1,130,179
                                                                             ========================   =========================

                See notes to consolidated financial statements.


                                                                                                                (Restated)
                                                                                       2000                        1999
                                                                             ------------------------   -------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest Paid                                                           $               308,700    $                 62,768
                                                                             ========================   =========================

     Income Taxes Paid                                                       $                18,879    $                  2,821
                                                                             ========================   =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

DURING THE YEAR ENDED JUNE 30, 2000

        The Company issued 500,000 shares of common stock with a value of $839,250 as additional consideration for debt issued.

        The Company issued 2,936,667 shares of common stock with a value of $4,256,018 as consideration for the conversion of $4,000,000 plus accrued interest of debt.

        The Company issued 26,667 shares of common stock with a value of $66,667 as additional consideration for services rendered in connection with the conversion of debt.

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

             INCOME TAXES:

             Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to different depreciation methods, net operating loss carryforwards and state franchise tax. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is recognized, if based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized

             ISSUANCE OF SUBSIDIARY STOCK

             The Company's policy is to treat issuances of subsidiary stock where the proceeds exceeds the carrying value as capital transactions, recorded in stockholders' equity as additional paid in capital.

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

             The Company entered into several loan agreements with its principal shareholder. The total amount financed for the years ended June 30, 2000 and 1999 were $4,500,000 and $2,000,000 respectively.
             Additionally, the Company granted 250,000 warrants and 250,000 shares of restricted common stock as additional consideration for those loans. The Company later negotiated extensions of the initial payment of principal in return for which the Company issued 250,000 shares of Company common stock to the fund. On February 28, 2000 the Company entered into an agreement to convert $4,000,000 of principal and $376,100 of unpaid interest into common stock of the Company. The conversion ratio stipulated that for each $1.50 of principal and $1.39 of past due interest one share of Company common stock would be issued. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder. As a result of this transaction the Company recorded a charge to additional paid in capital of $4,253,081. The amount reported to additional paid in capital was the difference between the fair value of the stock received by the principal shareholder and the total obligations retired. The agreement does not effect any of the previous additional consideration granted by the Company.

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


NOTE 11 - INCOME TAXES:

               The Company has available at June 30, 2000 and 1999, unused operating loss carryforwards of approximately $7,300,000 and $1,700,000, respectively, which may be applied against future taxable income and which expire in various years through 2019. The amount of and ultimate realization of the benefits from operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the tax effect of loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

               The Company's net deferred tax assets (using a federal rate of 34%) consisted of the following at:

                                                       June 30, 2000        June 30, 1999
                                                       -------------        -------------
                    Deferred Tax Assets                 $2,482,000            $578,000
                    Deferred Tax Asset Valuation        (2,482,000)           (578,000)
                                                       -----------           ---------

                    Net Deferred Tax Assets            $        -            $      -
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

                          Net Loss as Reported            $      (5,550,286)

                          Proforma Net Loss                      (5,646,021)


                          Basic Net Loss per
                              Share as Reported                        (.60)


                          Proforma Basic Net
                              Loss per Share                           (.62)

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

               The Company procured an insurance policy for $1,00,000 that insured the recoupment of its production costs in the motion picture Diamonds. The policy specified that the Company will receive $1,000,000 less all net revenues generated by the film over the 36 month period commencing November 1998. The Company believes that the film will not produce any net revenues and as such recorded this policy as a non-current asset titled Recoverable Production Costs.

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

NOTE 15 - CAPITAL TRANSACTION

               During the fiscal year ended June 30, 2000 the Company entered into an agreement to convert $4,000,000 of debt to equity by converting the principal amount of the loans and $376,100 of unpaid interest into common stock of the Company. The conversion ratio stipulated that for each $1.50 of principal and $1.39 of past due interest one share of Company common stock would be issued. Pursuant to the agreement the Company issued 2,936,667 shares to the entities controlled by the majority shareholder (see Note 9). As a result of this transaction the Company recorded a charge of $4,253,081 to additional paid in capital. The amount reported as additional paid in capital was the difference between the fair value of the stock received by the principal shareholder and the total obligations retired.

NOTE 16 - ISSUANCE OF SHARES IN TOTAL CHINA II

               On May 23, 2000 the Company conducted a joint private offering its own common stock and preferred stock of Total China II, a wholly owned subsidiary. Originally formed as a shell organization, this entity was used to acquire an equity interest in MeetChina.com. The Company offered 738,600 shares of preferred stock of Total China II at $3 per share. By the completion of the offering in July 2000, Total China II realized gross proceeds of $2,216,800. After the offering the Company owned all of the outstanding common stock and 5% of the outstanding preferred stock of Total China II. The Company's operating loss carryforward will offset the realized gain arising from this transaction.

NOTE 17 - RESTATEMENTS OF FINANCIAL STATEMENTS

               The accompanying financial statements for the period ended June 30, 1999 have been restated to correct an error in the calculation of the value of options granted to directors. The effect of the restatement is a decrease of the net loss for the year ended June 30, 1999 by $534,950.

NOTE 18 - SUBSEQUENT EVENTS:

               In July 2000, the Company received an extension on the $2,500,000 loan entered into April 2000 due August 2000, with its majority shareholder. In exchange for the extension the Company issued 500,000 shares of common stock payable 166,667 shares per month that the obligation was extended.

               In August 2000, the Company completed its offering in China II. The Company received the balance owed from the joint private offering made by the Company and China II. The common stock of the Company has not been issued to its investors or as a placement fee as of the date of the auditors' report. Also in August, the Company received a $1,000,000 working capital loan from its principal shareholder. The loan bears interest at 12% per annum payable quarterly. The loan will be convertible at $3.00 per share, provided that the conversion price will be reduced to $1.50 for the ninety day period following the due date, and to $1.00 per share thereafter, if the loan remains unpaid. The Company also paid a consulting fee of $70,000 and has agreed to issue five year warrants to purchase 100,000 shares at $3.50 per share to Capital Research Ltd. in connection with the loan.
[cad 179]