Form 10QSB
period 2001-03-31
TOTAL FILM GROUP INC
filed 2001-05-15
CIK 1038777

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 11, 2001, there were 14,953,899 shares of the Registrant's Common Stock outstanding.

                               PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                                                     March 31, 2001       June 30, 2000
                                                                     --------------       -------------
                                                                      (Unaudited)
CURRENT ASSETS

     Cash and Cash Equivalents                                        $    302,805         $   448,102
     Time Certificate of Deposit                                            20,692              20,692
     Accounts Receivable                                                   377,681           1,181,579
     Related Party Receivable                                              271,828             218,954
     Deferred Production Costs                                              25,372             103,221
     Prepaid Expenses                                                       85,375             281,347
     Unamortized Placement Fee                                             794,874                 -
                                                                     --------------       -------------

                TOTAL CURRENT ASSETS                                     1,878,627           2,253,895
                                                                     --------------       -------------

OTHER ASSETS

     Film Costs, Net of Amortization                                     9,076,056           9,495,808
     Property and Equipment, Net of Amortization                           265,162             200,714
     Investment in Meet World Trade                                      3,868,956           3,745,090
     Recoverable Production Costs                                        1,000,000           1,000,000
     Deposits                                                              345,944             538,483
     Goodwill, Net of Amortization                                         266,509             282,186
     Capitalized Financing Fee                                                 -               196,053
     Other Assets                                                           25,000                 -
                                                                     --------------       -------------

                                                                        14,847,627          15,458,334
                                                                     --------------       -------------

                TOTAL ASSETS                                          $ 16,726,254        $ 17,712,229
                                                                     ==============       =============

                              LIABILITIES

CURRENT LIABILITIES

     Debt Maturing with One Year                                      $  7,507,925        $  4,776,918
     Current Portion of Capital Lease                                       41,018              45,464
     Accounts Payable and Accrued Expenses                               1,250,006           1,815,534
     Deferred Revenue                                                    2,217,226             227,163
     Producer's Fee Payable, Related Party                                 572,500             600,000
                                                                     --------------       -------------

            TOTAL CURRENT LIABILITIES                                   11,588,675           7,465,079
                                                                     --------------       -------------

LONG-TERM LIABILITIES

     Long-Term Debt, Net of Current Portion                                 18,131           1,040,931
     Capital Lease, Net of Current Portion                                  29,719              57,905
                                                                     --------------       -------------

            TOTAL LONG-TERM LIABILITIES                                     47,850           1,098,836
                                                                     --------------       -------------

            TOTAL LIABILITIES                                           11,636,525           8,563,915
                                                                     --------------       -------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                     808,907             829,550
                                                                     --------------       -------------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2001       June 30, 2000
                                                                     --------------       -------------
                                                                      (Unaudited)
                             STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $3 per Share; Authorized
1,080,000 Shares
         Issued and Outstanding 738,600                                  2,215,800           2,215,800
Common Stock, $0.001 Par Value; Authorized
50,000,000 Shares
         Issued and Outstanding 15,612,289 and 12,335,299
         Shares Respectively                                                15,612              12,336
Additional Paid-in Capital                                              18,334,472          13,422,193
Accumulated Deficit                                                    (16,285,062)         (7,331,565)
                                                                     --------------       -------------

         TOTAL STOCKHOLDERS' EQUITY                                      4,280,822           8,318,764
                                                                     --------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,726,254        $ 17,712,229
                                                                     ==============       =============

              See Notes to Consolidated Financial Statements

                      TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,     Nine Months Ended March 31,
                                                      ----------------------------     ---------------------------
                                                          2001             2000            2001             2000
                                                      -----------     ------------     ------------     ------------
REVENUE
     Film Production Income                           $    25,000     $        -       $    447,467     $     85,331
     Advertising and Marketing Fees                       945,896        1,064,731        1,361,720        2,236,398
                                                      -----------     ------------     ------------     ------------
                                                          970,896        1,064,731        1,809,187        2,321,729
                                                      -----------     ------------     ------------     ------------
COSTS AND OPERATING EXPENSES
     Production and Design Costs                          682,603          639,783        1,032,951        1,679,429
     Selling, General & Administrative Expenses         1,865,184          953,271        4,727,817        2,092,392
     Depreciation and Amortization                        752,645           30,842          808,203          165,151
                                                      -----------     ------------     ------------     ------------

             TOTAL COSTS AND OPERATING EXPENSES         3,300,432        1,623,896        6,568,971        3,936,972
                                                      -----------     ------------     ------------     ------------

             LOSS BEFORE OTHER INCOME (EXPENSES)       (2,329,536)        (559,165)      (4,759,784)      (1,615,243)
                                                      -----------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
     Interest Income                                        3,804            4,244           21,286            4,758
     Interest Expense                                    (120,109)        (159,138)        (646,679)        (519,923)
     Amortization of Placement Fee                     (1,690,071)         168,073       (3,591,517)        (506,446)
     Minority Interest                                     11,172              -             20,643              -
     Miscellaneous Income                                   1,437           37,951            2,554           73,312
                                                      -----------     ------------     ------------     ------------
             TOTAL OTHER INCOME (EXPENSE)              (1,793,767)          51,130       (4,193,713)        (948,299)
                                                      -----------     ------------     ------------     ------------
             LOSS BEFORE CUMULATIVE EFFECT
             OF ACCOUNTING CHANGE                     $(4,123,303)    $   (508,035)    $ (8,953,497)    $ (2,563,542)

     Cumulative Effect of Accounting Change                   -                -                -           (126,784)
                                                      ===========     ============     ============     ============

             NET LOSS                                 $(4,123,303)    $   (508,035)    $ (8,953,497)    $ (2,690,326)
                                                      ===========     ============     ============     ============

BASIC LOSS PER SHARE                                  $     (0.28)    $      (0.05)    $      (0.65)    $      (0.30)
                                                      ===========     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF BASIC
     COMMON SHARES OUTSTANDING                         14,930,029        9,513,789       13,701,632        8,872,191
                                                      ===========     ============     ============     ============

                  See Notes to Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Nine Months Ended March 31,
                                                                     ------------------------------
                                                                          2001             2000
                                                                     --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                        $ (8,953,497)    $ (2,690,326)
                                                                     --------------   -------------

        Cumlative Effect of Accounting Change                                 -            126,784
                                                                     --------------   -------------

     Loss from Continuing Operations                                   (8,953,497)      (2,563,542)

     Adjustments to Reconcile Net Loss to Net Cash
        Provided By (Used in) Operating Activities
           Proceeds from Production Funding Arrangements                2,442,504        2,881,004
           Cash Used in Motion Picture Development                     (2,426,333)      (5,020,638)
           Fair Value of Equity Granted/Other NonCash Transactions        803,153          479,784
           Depreciation and Amortization                                  808,203          165,151
           Amortization of Placement Fees                               3,591,517          506,446
           Minority Interest in Investments                               (20,643)             -
           Decrease (Increase) in Assets:
               Accounts Receivable                                        803,898         (407,273)
               Related Party Receivable                                   (52,874)        (118,064)
               Deferred Production Costs                                   77,849              -
               Prepaid Expenses                                           195,972           12,807
               Deposits                                                   192,539          (85,330)
               Other Assets                                               (25,000)           6,883
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                     (565,528)        (132,231)
               Deferred Revenue                                         1,990,063          131,000
               Producers Fee                                              (27,500)             -
                                                                     --------------   -------------

                     TOTAL ADJUSTMENTS                                  7,787,820       (1,580,461)
                                                                     --------------   -------------
                     NET CASH USED BY OPERATING
                        ACTIVITIES                                     (1,165,677)      (4,144,003)
                                                                     --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash Proceeds from the Redemption of Certificate of Deposit           -              7,128
        Cash Used to Purchase Investment in Meet World Trade             (253,910)      (2,200,000)
        Purchase of Subsidiaries                                              -             (5,000)
        Purchase of Property and Equipment                               (129,355)         (15,536)
                                                                     --------------   -------------
                     NET CASH USED BY INVESTING
                        ACTIVITIES                                       (383,265)      (2,213,408)
                                                                     --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Loans                                             2,193,688        4,000,000
        Proceeds from the Issuance of Stock                                42,107        2,200,000
        Principal Payments Made on Loans Payable                         (799,518)        (118,285)
        Principal Payments on Capital Lease Obligations                   (32,632)         (28,031)
                                                                     --------------   -------------
                  NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                         1,403,645        6,053,684

                  See Notes to Consolidated Financial Statements

                     TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Nine Months Ended March 31,
                                                                     ------------------------------
                                                                          2001             2000
                                                                     --------------   -------------
                  NET DECREASE IN CASH AND
                     CASH EQUIVALENTS                                    (145,297)        (303,727)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                      448,102        1,130,179
                                                                     --------------   -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $    302,805     $    826,452
                                                                     ==============   =============

                  See Notes to Consolidated Financial Statements

                    TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Interim Financial Statements
     The accompanying consolidated financial statements of Total Film Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain reclassifications have been made in the June 30, 2000 consolidated financial statements to conform to the March 31, 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

2.   Going Concern
     The Company has an immediate need for additional capital in order to provide working capital for its current business plans. Management is unsure if it will be able to secure sufficient financing to carry out its business plan.

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

3.   Notes Payable
     The Company extended a debt obligation for $2,500,000 dated April 20, 2000 originally due August 15, 2000. Preceding its maturity, the Company negotiated with its principal shareholder to extend this obligation. During the Company's second fiscal quarter the note was extended until March 31, 2001. Under the terms of the arrangement, the Company granted 750,000 shares of common stock to its principal shareholder and 30,000 shares of common stock to a related party consultant. The Company valued the equity instruments at $2.06 per share. During the Company's third fiscal quarter the note was once again extended, on this occasion until May 30, 2001. The Company procured this extension, by issuing 600,000 shares of common stock plus an additional 30,000 shares as a fee to a related party consultant for brokering the extension. The Company valued the equity instruments between $.80 and $1.05 per share.

     The Company obtained a $300,000 loan from its principal shareholder. The loan was evidenced by a convertible promissory note. The note, convertible into Company common stock at $2 per share has a stated rate of interest of 12%, is dated February 7, 2001 and is redeemable six months from issuance. Under the terms of the note, the Company issued 100,000 shares of Company common stock valued at $1.54 to the lender. The financial consultant who arranged the financing received a fee of 7% of the convertible promissory note and 30,000 five year stock warrants exercisable at $2.60 per share.

     The Company obtained a $50,000 loan from its principal shareholder. The loan was evidenced by a convertible promissory note. The note, convertible into Company common stock at $1 per share has a stated rate of interest of 12%, is dated March 21, 2001 and is redeemable three months from issuance. Under the terms of the note, The Company issued 25,000 shares of Company common stock valued at $.94 to the lender. The financial consultant who arranged the financing received a fee of 7% of the convertible promissory note and 5,000 five year stock warrants exercisable at $1.00 per share.

     As of March 31, 2001, there were 1,963,390 shares of common stock pertaining to the Company's debt issuances, which had not been issued. For purposes of the presented financial statements all shares were deemed as issued.

                    TOTAL FILM GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   Film Cost
     Motion picture development costs are valued at the lower of unamortized cost or estimated net realizable value. Management, on a quarterly basis reviews the revenue and cost forecasts on its films. For the quarter ended March 31, 2001, management determined that the unamortized costs from the film New Swiss Family Robinson exceeded its projected future revenue by $700,000. As such, the excess cost was recognized in the current period as amortization.

5.   Commitments and Contingencies
     The Company breached the lease agreement, dated April 5, 2000 with California Federal Bank for property located at 2099 Market Street, San Francisco, CA. The lease, which expires December 31, 2002, has a monthly payment of $22,833. As of March 31, 2001, the Company was in arrears for $68,350, on rents for the months of February and March, real estate taxes and assessed late fees. Until the property has been subleased or the Company released from the agreement by the landlord, the monthly payments and annual real estate taxes will continue to accrue. Pursuant to the lease, California Federal Bank drew down on an irrevocable letter of credit issued by Mercantile National Bank in the amount of $137,000, which secured the lease payments. The Company has reached a tentative arrangement with Mercantile National Bank whereby the irrevocable letter of credit is to be repaid through an immediate payment of $37,000 for principal, a bank fee of $2,000 and accrued interest thereon. Subsequently, the Company will make a monthly payment of $10,000 plus interest (prime + 3.5%) until the amount of the irrevocable letter of credit has been replaced.

     The Company owns approximately 6.6% of Meet World Trade (MWT), an internet portal dedicated to facilitating cross border merchandise trade among Asia, Latin America and Eastern Europe. The Company received notification that MWT's business model was being revised. MWT began a considerable restructuring effort aimed at refocusing its business and revenue efforts, while preserving its liquid assets. Once further information is made available, the management, if needed will adjust its investment in MWT for any necessary impairment.

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

GENERAL

         Total Film Group, Inc (the "Company") was established February 5, 1997. The Company is divided into three segments. (i) the film production business; (ii) the advertising and marketing business: and (iii) as a holding company of the stock of an internet related business. The Company produces independent feature films for distribution in the domestic and foreign markets. The advertising and marketing business offers internet web design, advertising and consulting services. The holding company maintains ownership in the stock of Meet World Trade formerly known as MeetChina.com, an internet portal. There has been no activity for the holding company during the current fiscal year

SEASONALITY

The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2001 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net loss and basic loss per share for the quarter increased by 712% and 460% from $508,035 to $4,123,303 and from $.05 to $.28, respectively.

Revenue decreased by 9% or $93,835 from $1,064,731 to $970,896 for the three months ended March 31, 2001. The decrease in revenues was due exclusively to the Company's marketing and advertising segments reduction in consulting revenues from its internet operations.

Costs and operating expenses increased by 103% or $1,676,896 from $1,623,536 to $3,300,432 for the three months ended March 31, 2001. Selling, General & Administrative expenses increased by $911,913 due in large part to the Company writing off several projects from the film segment, additional outlays for marketing costs of the Company's film library and increased professional fees. The Company also recognized an impairment of $700,000 on the motion picture New Swiss Family Robinson, which is reflected by the increase of depreciation and amortization.

Net other expense increased by $1,844,897 from income of $51,130 to an expense of $1,793,767 for the three months ended March 31, 2001. The increase in net other expense was primarily due to the amortization costs associated with Company borrowings rising in the current quarter. For each debt issuance or note extension, the Company issued shares of common stock or stock warrants. The number and value of the equity instruments granted rose with each extension or new issuance of debt.

BUSINESS SEGMENT RESULTS

Film Production

         Revenues increased by $25,000 to $25,000 due to the Company's video licensing arrangement with Lion's Gate Films Inc. for New Swiss Family Robinson. The license grants Lion's Gate Films Inc. the exclusive right to distribute the film within the United States and Canada for a ten-year period.

         Costs and operating expenses increased by $1,183,711 or 136% to $2,053,702, in large part attributable to an increase of $731,571 for amortization and impairment recorded for New Swiss Family Robinson. Management determined that the film's carrying value overstated its future revenue potential, as such the film's carrying value was adjusted to the present value of the revised revenue projections. Additionally, the company discontinued production on several film projects, which had previously been capitalized and recorded a charge of $423,800 on those projects.

         Other expenses increased by $1,844,897 to $1,793,767, reflecting an increase of $1,858,144 for the amortization of placement fees. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance our debt obligations. The common stock is recorded as unamortized placement fee at its fair value on the date of grant. The placement fee is then amortized over the duration of the obligation.

Advertising and Marketing

         Revenues decreased by $118,835 or 11% to $945,896 reflecting a decrease in revenue generated from internet consulting. In the current quarter, TFG recognized $441,750 of previously deferred revenue due to the delivery of a website for the Tourism Authority of Thailand. Excluding this customer the revenues for this segment totaled $496,646 of this balance $236,081 related to a new business unit, which commenced operations in the Company's second fiscal quarter. The decrease in revenues reflects a transition by one of the business units within the segment from a graphic arts house to a web design firm. The conversion has taken longer than initially forecast by the management in part due to an adverse market condition within the segment's targeted clientele.

         Costs and operating expenses increased by $492,825 or 65% to $1,246,730, reflecting an increase in the cost of $356,029 associated with freelance labor. Also, incorporated within the costs and operating expenses were expenditures associated with the new business unit, the costs associated with this venture totaled $292,617 for the quarter. San Francisco operations, although discontinued, are obligated under a lease for office space. This lease, which commenced April 2000, has resulted in an additional $50,791 of rent in the current period. The lease on the unoccupied space expires December 31, 2002.

         Other income decreased by $19,572 or 95% to $1,084, reflecting a decrease of $33,164 in miscellaneous income recognized from the sale of non-capitalized equipment in the current period and an increase of interest expense of $13,427.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONHTS ENDED MARCH 31,
2000

Net loss and basic loss per share for the nine month period increased by 233% and 117% from $2,690,326 to $8,953,497 and from $.30 to $.65, respectively.

Revenue decreased by 22% or $512,542 from $2,321,729 to $1,809,187 for the nine months ended March 31, 2001. The decrease in revenues was primarily due to the marketing and advertising segment refocusing its operations for the internet. The Company's transition has taken longer than initially forecast and was negatively effected by the slowdown of internet related businesses.

Costs and operating expenses increased by 67% or $2,631,999 from $3,936,972 to $6,568,971 for the nine months ended March 31, 2001. Increased expenses pertaining to the exploitation costs of the films and non-cash consideration granted via equity instruments attributed the majority of the additional selling, general and administrative expenses. The increase in depreciation and amortization was due to the Company recognizing an impairment on New Swiss Family Robinson in the quarter ended March 31, 2001. Those increased expenses offset the decrease in production and design costs attributable to the marketing and advertising segment's reduction of revenue.

Net other expense increased by 342% or $3,245,414 from $948,299 to $4,193,713 for the nine months ended March 31, 2001. The increase in net other expense was due to the amortization of placement fees (costs associated with Company borrowings) rising in the current year. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance debt. The fees charged by the lenders have risen in conjunction with the Company's increased short-term debt obligations.

The cumulative effect of accounting change decreased by 100% from $126,784 to $0 for the nine months ended March 31, 2001. In accordance with accounting standards established pursuant to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" the Company's previously capitalized start-up costs were expensed as of the period ended March 31, 2000. Prior to this pronouncement the start-up costs were being amortized over a five-year period.

BUSINESS SEGMENT RESULTS

Film Production

         Revenues increased by 424% or $362,136 to $447,467 driven by video revenues from Diamonds, which increased by $421,403 over the previous year. The Company completed negotiations with Buena Vista Television for a licensing agreement of $1,000,000 whereby the exclusive rights to broadcast, in perpetuity, through all forms of terrestrial, cable and satellite television the motion picture New Swiss Family Robinson throughout the United States and Canada. The revenue will be recognized during the quarter ending June 30, 2001 when the holdback period for the film ends.

         Costs and operating expenses increased by $2,491,313 or 161% to $4,037,815, reflecting an increase in the current period of $641,736 for the exploitation costs associated with the Company's film library. The Company recorded an additional $673,399 of amortization on its motion pictures in large part due to an impairment that was recognized on New Swiss Family Robinson. Further, management decided against pursuing other projects previously capitalized; as such an additional $433,947 was expensed in the current period. Also, the Company's increased spending on compensation of $299,471, travel of $142,196 and professional fees of $165,218, were attributable to the Company's aggressive pursuit of new film opportunities and the amplified costs of being a fully reporting entity.

         Other expenses increased by $3,194,673 or 320% to $4,194,226, reflecting an increase of $3,085,071 for the amortization of placement fees. The Company's lenders have required a supplemental fee of common stock as a condition to obtain or refinance our debt obligations. The supplemental fees are amortized over the duration of the refinanced or new debt. Interest expense increased by $136,015 due to the Company maintaining a higher average debt balance on its interest sensitive debt during the Company's fiscal first quarter of the current year.

Advertising and Marketing

         Revenues decreased by $874,678 or 39% to $1,361,720, reflecting the closure of the advertising and marketing's San Francisco operations effective July 6, 2000. For the nine-month period ended March 31, 2000, San Francisco generated $805,513 of revenue. This reduction in revenue was in part offset by the $244,316 of proceeds produced by a business unit formed in December 2000. Ongoing operations are in the process of repositioning itself as an internet website designer from a traditional graphic arts studios. Unfortunately, the revenue streams from the new market sector have taken longer than initially forecast by management to materialize.

         Costs and operating expenses increased by $140,686 or 6% to $2,531,156, reflecting $348,259 of costs associated with the new business unit. The rent associated with the segment increased by $161,546 for office space in San Francisco, the lease was entered into late in the previous fiscal year on the unoccupied space. The Company is actively contesting the validity of the lease. Expenses increased for commissions of $47,250 and bad debt of $34,003.

         Other income decreased by $50,741 or 99% to $513, reflecting a decrease of $67,408 in miscellaneous income and a decrease of $9,259 of interest.

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

Management is assessing the feasibility of restructuring the Company, in order to bring corporate expenses in line with reported revenues. However, management believes that losses for the Company will continue through its fiscal fourth quarter, which ends June 30, 2001.

A strike by the Screen Actors Guild (SAG) could have a material adverse effect on the operations of the Company. This strike, which may commence in July 2001, could delay production of the Company's planned film projects until a resolution is reached with the Guild.

The Company breached the lease agreement, dated April 5, 2000 with California Federal Bank for property located at 2099 Market Street, San Francisco, CA. The lease, which expires December 31, 2002, has a monthly payment of $22,833. As of March 31, 2001, the Company was in arrears for $68,350, on rents for the months of February and March, real estate taxes and assessed late fees. Until the property has been subleased or the Company released from the agreement by the landlord, the monthly payments and annual real estate taxes will continue to accrue. Pursuant to the lease, California Federal Bank drew down on an irrevocable letter of credit issued by Mercantile National Bank in the amount of $137,000, which secured the lease. The Company has reached a tentative arrangement with Mercantile National Bank whereby the irrevocable letter of credit, which is secured by the Company's liquid assets, is to be repaid through an immediate issuance of $37,000 for principal, pay a bank fee of $2,000 and accrued interest. Subsequently, the Company will make a monthly payment of $10,000 plus interest (prime + 3.5%) until the obligation has been satisfied. The Company is currently vigorously contesting the validity of the lease agreement with California Federal Bank.

The Company owns approximately 6.6% of Meet World Trade (MWT), an internet portal dedicated to facilitating cross border merchandise trade among Asia, Latin America and Eastern Europe. The Company received notification that MWT's business model was being revised. MWT began a considerable restructuring effort aimed at refocusing its business and revenue efforts, while preserving its liquid assets. Once further information is made available, tbe management, if needed will adjust its investment in MWT for any necessary impairment.

The Company expects its film production segment to continue to enter into production funding arrangements for developing and releasing feature length motion pictures.

The Company has secured the domestic distribution with Paramount Classics for the motion pictures, "Bride of the Wind" and "My First Mister". The first film has a tentative release date in June 2001 with the latter scheduled for a November 2001 theatrical debut.

The Company entered into a licensing agreement with Buena Vista Television. Under the terms of the contract, Buena Vista Television acquired the exclusive rights to broadcast, in perpetuity, through all forms of terrestrial, cable and satellite television the motion picture New Swiss Family Robinson throughout the United States and Canada. For those rights the Company received a licensing fee of $1,000,000, with $600,000 paid upon execution and payments of $200,000 due at the one-year and two-year anniversaries of the agreement. Subsequent to this agreement, the Company discounted the balance owed from Buena Vista Television for $321,000. The contract specifies a holdback period for Buena Vista Television, which allows exploitation of the film to begin on April 30, 2001. In compliance with Statement of Position 00-2, the Company will not record the licensing fee as income until the holdback period has expired. As such the contract is recorded currently as deferred revenue.

The Company's advertising and marketing segment commenced operations of a new enterprise, Match Creative LLP on December 1, 2000, which offers recruiting services for all types of creative professionals. The Company owns 80% of this entity, which is located in Los Angeles. There are significant start-up and ongoing costs associated with this enterprise that must be funded by the Company in order for Match Creative to meet management's expectations. If capital is not available for Match Creative there may be a material adverse effect on its operations in future quarters.

During the current fiscal year the Company had the following capital transaction. In early July 2000, the Company completed its joint private offering in Total China II to raise funds for the purchase of shares in MWT. The offering, which began May 2000, raised $3,693,000 of which Total China II realized gross proceeds of $2,215,000 and the Company realized gross proceeds of $1,478,000. Of the total proceeds raised the Company received $42,107 in the current fiscal year, the difference, $3,650,893 had been received by June 30, 2000. The Company's proceeds of the offering were used for general working capital and the proceeds to Total China II were used to purchase shares in MWT. During the first quarter Total China II used previously received funds from the private placement to purchase $253,910 of equity securities in MWT. In connection with this private offering, a cash fee of $369,000 was paid in the previous year as a commission to the administrator of the placement. In addition to the cash fee the administrator was issued 50,000 shares of the Company's common stock in June 2000 as compensation for their services. The Company believes that future offerings of subsidiary stock may occur if the opportunity arises to increase its equity position in MWT or other equity securities.

The Company expects to expense the majority of the unamortized placement fee of $794,874 during its fiscal fourth quarter ending June 30, 2001.

For the nine months ended March 31, 2001, cash used by operations was $1,165,677, a decrease of $2,978,326 or 72% as the result of increased collection of receivables, a decrease in motion picture costs, prepaid expenses and deposits, and increased deferred revenue, which was offset by decreased accounts payable. Cash flows used by investing activities at March 31, 2001 was $383,265, a decrease of $1,830,143 or 83% due to the majority of the cost associated with the Company's investment in MWT being incurred in the prior year. Cash flows provided by financing activities was $1,403,645, a decrease of $4,650,039 or 77% due to a decrease in the proceeds received from the issuance of equity and the issuance of debt.

At March 31, 2001, the Company had cash and cash equivalents of $302,805 compared to cash and cash equivalents of $448,102 as of June 30, 2000. As of the end of either period the Company had no restricted cash.

The Securities and Exchange Commission completed its review on February 27, 2001 of the Company's Form 10-SB filing, reaching a position of "no further comment", and thereby clearing the way for the Company's re-listing on the NASD Over the Counter Bulletin Board.

                                    PART II
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following unregistered sales of securities were made by the Company during the quarter ended March 31, 2001:

         In February 2001 the Company entered into an investor relations consulting agreement with Rubenstein Investor Relations, Inc. Pursuant to the terms of the consulting agreement, on February 16, 2001, the Company issued five-year warrants to Rubenstein to purchase 35,000 shares of common stock at $4 per share. Rubenstein Investor Relations, Inc. is believed to be an accredited investor. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. No general solicitations were made in connection with the transaction.

         In February 2001 the Company borrowed $150,000 each from Lancer Offshore, Inc. and The Viator Fund, accredited investors controlled by Michael Lauer, our principal shareholder, and issued senior convertible promissory notes to such investors representing such loans. The notes totaling $300,000 are due within six months of issuance and bear simple interest of 12% payable quarterly. They are convertible into common stock at $2.00 per share if redeemed within six months of issuance, at $1.50 per share if redeemed within the thirty-day period following default, and reduced by $0.25 per month thereafter. Plus, we have agreed to issue 50,000 warrants exercisable at $1.00 per share on the first day of each month that default remains in place. In addition, the Company issued 100,000 shares of common stock pro rata to the entities for lending the funds. These shares contain anti-dilution provisions. Further, the Company paid $21,000 and issued 30,000 five-year warrants exercisable at $2.60 per share to Capital Research, Ltd. for consulting services in connection with the loans. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the fees paid to Capital Research, Ltd.

         In March 2001 the Company borrowed $50,000 from Lancer Offshore, Inc., an accredited investor controlled by Michael Lauer, our principal shareholder, and issued a senior convertible promissory note to such investor representing such loan. The note is due within three months of issuance and bears simple interest of 12% payable quarterly. The note is convertible into common stock at $1.00 per share if redeemed within three months of issuance, at $0.75 per share if redeemed within the thirty-day period following default, and reduced by $0.25 per month thereafter. Plus, we have agreed to issue 5,000 warrants exercisable at $1.00 per share on the first day of each month that default remains in place. In addition, the Company issued 25,000 shares of common stock to the lender for lending the funds. These shares contain anti-dilution provisions. Further, the Company paid $3,500 and issued 5,000 five-year warrants exercisable at $1.00 per share to Capital Research, Ltd. for consulting services in connection with the loan. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the fees paid to Capital Research, Ltd.

         In April 2000 the Company borrowed $2,500,000 from four accredited investors and issued a promissory note to such investors representing such loan. In August 2000 the loan was extended until November 13, 2000. In October 2000 the company issued 500,000 shares to such lenders for the granting of the extension. In addition, the Company issued 25,000 shares to Capital Research Ltd. for consulting services in connection with the extension of the loan. The notes were further extended until December 31, 2000. For such extension, the Company issued 350,000 shares to the lenders. The Company also paid a fee to Capital Research Ltd. of 25,000 shares. The notes were further extended until March 31, 2001. For such extension, the Company agreed to issue 750,000 shares to the lenders. The Company also agreed to pay a fee to Capital Research Ltd. of 30,000 shares. The notes were further extended until May 30, 2001. For such extension, the Company agreed to issue 600,000 shares to the lenders. The Company also agreed to pay a fee to Capital Research Ltd. of 30,000 shares. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. No general solicitations were used in connection with the transaction. No underwriting discounts or commissions were paid in connection with such issuance, except for the fee paid to Capital Research Ltd. as set forth above

         In September 1999 the Company entered into a consulting agreement with Capital Research Ltd. Pursuant to the terms of the consulting agreement, on March 1, 2001, the Company issued warrants to Capital to purchase 25,000 shares of common stock. Capital Research Ltd. is believed to be an accredited investor. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof as transactions by an issuer not involving any public offering. No general solicitations were made in connection with the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company breached the lease agreement, dated April 5, 2000 with California Federal Bank for property located at 2099 Market Street, San Francisco, CA. The lease, which expires December 31, 2002, has a monthly payment of $22,833. As of March 31, 2001, the Company was in arrears for $68,350, on rents for the months of February and March, real estate taxes and assessed late fees. Until the property has been subleased or the Company released from the agreement by the landlord, the monthly payments and annual real estate taxes will continue to accrue. Pursuant to the lease, California Federal Bank drew down on an irrevocable letter of credit issued by Mercantile National Bank in the amount of $137,000, which secured the lease. The Company has reached a tentative arrangement with Mercantile National Bank whereby the irrevocable letter of credit, which is secured by the Company's liquid assets, is to be repaid through an immediate issuance of $37,000 for principal, pay a bank fee of $2,000 and accrued interest. Subsequently, the Company will make a monthly payment of $10,000 plus interest (prime + 3.5%) until the obligation has been satisfied.

ITEM 5.  OTHER INFORMATION

         On April 24, 2001,the Board of Directors appointed Jeffrey D. Hoffman as the president and chief executive officer of the Company. Mr. Green will remain as Chairman of the Board. Madeleine Ali was appointed as the secretary of the Company. Also, the Board of Directors was increased to four persons and Mr. Hoffman was appointed as a director. Further, the employment agreement with Mr. Hoffman was approved and ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached hereto:

         EXHIBIT NO.       DESCRIPTION                                                     LOCATION
         -----------       -----------                                                     --------
         6.52              Term Sheet for $300,000 senior convertible promissory notes     Attached
         6.53              Term Sheet for $50,000 senior convertible promissory note       Attached
         6.54              Extension of Payment Date of Promissory Note re Memorandum
                           of Agreement dated April 20, 2000, with Lauer, Garvey,
                           Hauser, and Cowen for $2,500,000 loan                           Attached

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Total Film Group, Inc.

Date: May 15, 2001                     By /s/ Jeffrey D. Hoffman
                                         --------------------------------------
                                         Jeffrey D. Hoffman, President


Date: May 15, 2001                     By /s/ Peter Dattilo
                                         --------------------------------------
                                         Peter Dattilo, Chief Financial Officer
                                         and Principal Accounting Officer